Form 10-Q
period 2022-06-30
GPB Holdings II, LP
filed 2022-08-12
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
535 W. 24th Street, 6th Floor New York, NY (Address of principal executive offices)	10011 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Item 1. Financial Statements.

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$334,951	$356,574
Restricted cash	18,227	9,102
Accounts receivable, net	28,451	30,070
Due from related parties	107	66
Inventories	1,125	878
Prepaid expenses	7,496	6,781
Contract assets	22,351	17,783
Investment securities, current portion	—	2,135
Current assets held for sale, continuing operations	—	7,253
Current assets held for sale, discontinued operations	17,428	41,364
Total current assets	430,136	472,006
Non-current assets:
Restricted cash - long-term	—	10,125
Notes receivable - related party	101	346
Property and equipment, net	8,440	8,788
Investment securities, net of current portion	2,990	2,990
Equity method investments	23,386	22,363
Right-of-use assets operating	6,181	8,456
Assets held for sale discontinued operations, net of current portion	3,576	16,520
Goodwill	78,895	78,895
Intangible assets, net	74,780	81,790
Other non-current assets	8,646	1,267
Total non-current assets	206,995	231,540
Total assets	$637,131	$703,546

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,417	$9,074
Accrued expenses	21,178	24,670
Deferred revenue and customer deposits	31,124	25,207
Note payable - related party	—	6,458
Long-term debt, current portion	1,272	2,205
Finance lease liabilities, current portion	183	227
Operating lease liabilities, current portion	3,074	3,992
Due to related parties	838	375
Other current liabilities	131	271
Total current liabilities	66,217	72,479
Non-current liabilities:
Long-term debt, net of current portion	75	52,491
Finance lease liabilities discontinued operations, net of current portion	293	370
Operating lease liabilities, net of current portion	2,684	4,069
Deferred tax liabilities - long-term	5,891	5,901
Other liabilities	974	968
Total non-current liabilities	9,917	63,799
Total liabilities	76,134	136,278
Commitments and contingencies (see Note 10)
Partners’ capital
Partners’ capital attributable to the Partnership	544,209	551,903
Accumulated other comprehensive (loss)	(1,668)	(1,201)
Total partners’ capital attributable to the Partnership	542,541	550,702
Non-controlling interests	18,456	16,566
Total partners’ capital	560,997	567,268
Total liabilities and partners’ capital	$637,131	$703,546

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue	$15,841	$16,918	$30,381	$32,932
Service revenue	30,879	19,836	62,406	39,386
Debt investment interest income	76	161	171	296
Gain (loss) on sale of investment securities	—	284	—	(712)
Unrealized gain on investment securities	—	—	—	3,169
Other revenue	—	60	67	120
Total revenues	46,796	37,259	93,025	75,191
Cost of revenues:
Cost of goods sold	7,611	6,007	15,401	11,940
Cost of services	18,359	9,378	36,806	18,677
Total cost of revenues	25,970	15,385	52,207	30,617
Gross profit	20,826	21,874	40,818	44,574
Operating expenses (income):
Selling, general and administrative expenses	23,194	22,952	40,059	41,661
Managerial assistance fee, related party	2,281	2,811	5,376	5,952
Rent expense	1,149	711	2,265	1,448
Income from equity method investments	(546)	(207)	(1,024)	(646)
Gain on disposal of businesses	—	—	(6,723)	—
Depreciation and amortization	3,699	2,308	7,678	4,639
Total net operating expenses	29,777	28,575	47,631	53,054
Operating loss	(8,951)	(6,701)	(6,813)	(8,480)
Other (expense) income:
Interest expense	(1,370)	(20)	(2,751)	(38)
Interest expenses to related parties	(43)	(170)	(399)	(341)
Interest income	150	131	385	266
Loss on extinguishment of debt	(4,502)	—	(4,502)	—
Other income (expense)	45	(13)	(148)	(32)
Total other expense	(5,720)	(72)	(7,415)	(145)
Loss from continuing operations	(14,671)	(6,773)	(14,228)	(8,625)
Income tax expense	(212)	(118)	(355)	(118)
Net loss from continuing operations	(14,883)	(6,891)	(14,583)	(8,743)
Income from operations of discontinued operations	3,101	15,652	1,645	24,210
Gain on sale of discontinued operations	7,619	—	7,619	—
Net income from discontinued operations	10,720	15,652	9,264	24,210
Net (loss) income from continuing and discontinued operations	(4,163)	8,761	(5,319)	15,467
Net income attributable to non-controlling interests	414	1,035	2,375	1,470
Net (loss) income attributable to Holdings II, LP	$(4,577)	$7,726	$(7,694)	$13,997

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net (loss) income	$(4,163)	$8,761	$(5,319)	$15,467
Other comprehensive income (loss):
Net change in unrealized gains on investment securities	—	—	—	1,372
Foreign currency translation loss	(420)	(91)	(525)	(137)
Total other comprehensive (loss) income	(4,583)	8,670	(5,844)	16,702
Other comprehensive loss attributable to non-controlling interests	(47)	(14)	(59)	(21)
Net income attributable to non-controlling interest	414	1,035	2,375	1,470
Comprehensive (loss) income attributable to the Partnership	$(4,950)	$7,649	$(8,160)	$15,253

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners'
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Income (loss)	Interests	Total
Partners’ capital - December 31, 2020	$161,507	$82,887	$93,901	$49,449	$387,744	$(2,323)	$26,368	$411,789
Unit issuance costs	—	—	(75)	(8)	(83)	—	—	(83)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(709)	(709)
Net income	2,941	1,420	1,306	604	6,271	—	435	6,706
Other comprehensive income (loss)	—	—	—	—	—	1,333	(7)	1,326
Partners’ capital - March 31, 2021	$164,448	$84,307	$95,132	$50,045	$393,932	$(990)	$26,087	$419,029
Distributions to non-controlling interests holders	—	—	—	—	—	—	(1,009)	(1,009)
Net income	2,890	1,584	2,125	1,127	7,726	—	1,035	8,761
Other comprehensive loss	—	—	—	(77)	(77)	—	(14)	(91)
Partners’ capital - June 30, 2021	$167,338	$85,891	$97,257	$51,095	$401,581	$(990)	$26,099	$426,690

Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Distributions to non-controlling interests holders	—	—	—	—	—	—	(42)	(42)
Net (loss) income	(1,462)	(706)	(650)	(299)	(3,117)	—	1,961	(1,156)
Other comprehensive loss	—	—	—	—	—	(93)	(12)	(105)
Partners’ capital - March 31, 2022	$227,397	$117,127	$134,079	$70,183	$548,786	$(1,294)	$18,473	$565,965
Distributions to non-controlling interests holders	—	—	—	—	—	—	(384)	(384)
Net (loss) income	(2,440)	(1,156)	(598)	(383)	(4,577)	—	414	(4,163)
Other comprehensive loss	—	—	—	—	—	(374)	(47)	(421)
Partners’ capital - June 30, 2022	$224,957	$115,971	$133,481	$69,800	$544,209	$(1,668)	$18,456	$560,997

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations:	(14,583)	(8,743)
Net income from discontinued operations, excluding gain	1,645	24,210
Gain on sale of discontinued operations	7,619	—
Net (loss) income	(5,319)	15,467
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from equity method investments	(1,024)	(646)
Loss on sale of debt investments	—	712
Gain on disposal of business	(6,723)	—
Loss on sale of property and equipment	55	2
Unrealized gain on investment securities	—	(3,169)
Bad debt expense	938	320
Depreciation and amortization	8,305	5,277
Amortization of deferred financing costs	286	24
Amortization of right of use assets - operating	2,284	1,425
Paid-in-kind interest	—	(39)
Loss on extinguishment of debt	4,502	—
Changes in deferred tax liabilities	(10)	(4)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	(132)	(2,176)
Due from related parties	(41)	690
Inventories	(247)	(837)
Prepaid expenses	(715)	(1,004)
Contract assets	(4,568)	1,391
Other assets	(7,379)	748
Accounts payable	(657)	(2,099)
Accrued expenses	(1,411)	1,139
Due to related parties	463	(1,940)
Customer deposits	5,917	(2,326)
Operating lease liability	(2,328)	(1,351)
Other current liabilities	(140)	(15)
Other liabilities	6	282
Operating cash flows from discontinued operations, net	(1,645)	(15,984)
Net cash used in operating activities	(9,583)	(4,113)
Cash flows from investing activities:
Proceeds from sale of business (net of cash withheld)	14,283	—
Proceeds from debt investments	2,135	2,563
Distributions received from investee	38,525	—
Collections of notes receivable - related party	245	151
Purchase of property and equipment	(687)	(3,380)
Payments for intangibles and long lived assets	(314)	(463)
Net investing cash flows of discontinued operations	—	(1,587)
Net cash provided by (used in) investing activities	54,187	(2,716)
Cash flows from financing activities:
Proceeds from loans payable	—	1,460
Repayments of notes payable - related party	(6,500)	—
Repayments on loans payable	(57,477)	—
Repayments on finance lease obligations	(105)	(67)
Proceeds from lines of credit	—	1,102
Repayments on lines of credit	(618)	(712)
Unit issuance costs	—	(83)
Distributions to partners	(2,082)	—
Distributions to non-controlling interest	(426)	(1,718)
Net financing cash flows of discontinued operations	—	(3,537)
Net cash used in financing activities	(67,208)	(3,555)
Effect of exchange rate changes on cash	(19)	(38)
Net decrease in cash and cash equivalents	(22,623)	(10,422)
Cash and cash equivalents and restricted cash of continuing operations - beginning of period	375,801	82,364
Cash and cash equivalents and restricted cash of discontinued operations - beginning of period	—	7,526
Cash and cash equivalents and restricted cash - beginning of period	375,801	89,890
Cash and cash equivalents and restricted cash - end of period	353,178	79,468
Less cash and cash equivalents and restricted cash of discontinued operations - end of period	—	(9,326)
Cash and cash equivalents and restricted cash of continuing operations - end of period	353,178	70,142
Supplemental schedule of non-cash investing and financing activities:
Operating lease asset valuation adjustment	(615)	—
Operating lease liability valuation adjustment	615	—
Operating lease assets assumed	(624)	(857)
Operating lease liabilities assumed	624	857
Finance lease assets assumed	—	(471)
Finance lease liabilities assumed	—	471

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of the Business

Organization

GPB Holdings II, LP (“Holdings II”, the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015.

GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership, dated April 26, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our IT portfolio companies is dispersed across the U.S., related territories and India.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership.

Further information regarding our reportable business segments is contained in “Note 12. Business Segments”. Further information regarding equity method investments is contained in “Note 6. Equity Method Investments”.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Registration Statement on Form 10 (the “Registration Statement”), and there have been no changes to the Partnership’s significant accounting policies during the six months ended June 30, 2022.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Amendment No. 2 to the Form 10 filed with the SEC on July 25, 2022 (the “Form 10/A”).

Principles of Consolidation and Equity Method

The consolidated financial statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation.

Our strategy in the segments in which we choose to participate is to invest in and operate income producing, middle market private companies primarily in North America. We focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving operational performance, and in turn, increasing the value. We strive to create long-term value and generate cash flow from operations for our Limited Partners by building industry-leading companies. To accomplish our objectives, we acquire controlling interests in operating companies and provide managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquire equity that affords us the ability to exercise significant influence over the business without a controlling stake. For this reason, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our consolidated statements of operations.

Consolidation Method. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The primary beneficiary is the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsiders whether it is the primary beneficiary of that VIE. VIE’s are consolidated by the primary beneficiary.

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Partnership. When the Partnership acquires a controlling interest in a consolidated entity, the non-controlling interest is initially recorded at fair value and subsequently adjusted for any capital transactions between the third-party investors and the consolidated entity that occur during the period and by net income (loss) attributable to non-controlling interests.

Equity Method. The Partnership accounts for investment in companies where it does not exercise control and whose results are not consolidated, over which it is able to exercise significant influence under the equity method. Significant influence is generally considered to exist when our ownership interest in the voting stock of the investee is within quantitative guidance, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investments are initially recorded at cost and subsequently adjusted by the Partnership’s proportionate share of the investee’s net income or losses and any dividend distributions.

We record contributions and distributions as an increase or decrease in the carrying value of the investment, respectively. When the Company’s interest in an equity method investment company is reduced to zero, the Company records no further losses in its Consolidated Statements of Operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method investment company. When such equity method investment company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

The Partnership also evaluates the equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in value of the investment. Such events include, but are not limited to, sustained operating losses by the investee or long‑term negative changes in the investee’s industry and sales of ownership interests at prices

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

below our carrying value of our investment. No impairment charges were recorded in relation to the equity method investments during the three months and six ended June 30, 2022 and 2021.

Cash, Cash Equivalents and Restricted Cash

Cash includes cash on hand and cash in bank and investment accounts without restrictions. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

Restricted cash consists of indemnity funds held in escrow in relation to the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and the purchase of AdvantEdge Healthcare Solutions, Inc. (“AHS”). The Alliance escrow agreement reimburses the buyer for any breaches and losses related to managed practices for the 2020 and 2021 calendar years and expires on June 21, 2023. The AHS escrow agreements reimburse the seller for contingent liabilities and reimburses for any breaches in prior periods and expires in November, 2022.

Cash, cash equivalents and restricted cash consist of the following:

	June 30,	December 31,
	2022	2021
(Dollars in thousands)
Cash and cash equivalents	$334,951	$356,574
Restricted cash	18,227	19,227
	$353,178	$375,801

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and our portfolio companies, as described in “Note 10. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

The Technology-Enabled Services segment is subject to rapid innovation, which forces companies to move swiftly to react to changes in the industry. Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected. Maintenance of state of the art technology and network equipment is costly and requires expertise. It can be difficult to accurately price our Technology-Enabled Services portfolio companies’ long-term service contracts, which could negatively affect our business. Renewal of customer service contracts and establishment of new customer relationships is essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new relationships. Our Technology-Enabled Services portfolio companies derive a significant portion of their revenues from a limited number of customers. Our top vendor partners represent a significant percentage of our Technology-Enabled Services. We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customer’s expectations, contractual obligations and regulatory requirements. Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to serve our clients and materially adversely affect our business, results of operations and financial condition.

We acquire and invest in portfolio companies engaged in the energy business, which are subject to various market and regulatory risks that could have a negative impact on our financial results, including changes to government-sponsored incentives to adoption of solar energy, solar panel supply chain interruptions, increases in employee costs and changes in the relative price of energy sources supplying the electric grid.

In our healthcare information technology business, we and our clients are subject to a number of existing laws, regulations and industry initiatives, including HIPAA and other data privacy regulations, and we are susceptible to a continually changing and complex regulatory environment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2020, the WHO categorized COVID-19 as a pandemic. The pandemic has affected virtually all of the businesses we own and operate as well as those in which we have minority equity and/or debt investments.

The effects of the COVID-19 pandemic continue to evolve. Our impacted businesses have rebounded well to at or near pre-COVID-19 sales levels in 2020. However, the outbreak or future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a decrease for healthcare services, and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

In 2021, our Healthcare IT portfolio companies experienced an approximate 25% decrease in customers, primarily as a result of the ongoing impacts of COVID-19. HPI experienced a decrease in its revenue growth in 2020 and 2021 as revenues increased by $2.0 million (excluding the impact of acquisitions) compared to an increase of $5.2 million (excluding the impact of acquisitions) in 2019. In 2021, growth remained slow as revenue increased by $0.7 million (excluding the impact of acquisitions), primarily due to mandatory “work from home” policies and restrictions remaining largely in place. In late 2021 however, these “work from home” policies began to ease across the United States. This growth has recovered in 2022, and through the first six months of 2022 revenues increased by approximately 3% over the first six months of 2021 which is consistent with our historical results. MDS experienced revenue growth of $3.9 million in 2021 as it acquired a customer that conducted COVID-19 testing. However, this revenue is decreasing in 2022 as overall COVID-19 testing volume decreases.

In our Energy segment (specifically Erus), the solar business benefited from COVID as consumers increased home improvement projects spend above historical levels. The business was impacted by supply chain issues which slowed installation times and resulted in higher product costs.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue Recognition

The following is a disaggregation of revenue by major product or service lines, separated by reportable segments from which the Partnership generates its revenue. For more detailed information about reportable segments, see “Note 12. Business Segments”.

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended June 30, 2022
Product revenue	$574	$15,267	$15,841
Service revenue	30,879	—	30,879

Revenue Stream
Software licenses	$574	$—	$574
Software maintenance and support	3,865	—	3,865
Professional services	6,541	—	6,541
Medical billing and services	20,473	—	20,473
Solar panel sales	—	15,267	15,267

Timing of Revenue Recognition
Products and services transferred at a point in time	$574	$15,267	$15,841
Products and services transferred over time	30,879	—	30,879

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Six Months Ended June 30, 2022
Product revenue	$1,264	$29,117	$30,381
Service revenue	62,406	—	62,406

Revenue Stream
Software licenses	$1,264	$—	$1,264
Software maintenance and support	9,305	—	9,305
Professional services	12,930	—	12,930
Medical billing and services	40,171	—	40,171
Solar panel sales	—	29,117	29,117

Timing of Revenue Recognition
Products and services transferred at a point in time	$1,264	$29,117	$30,381
Products and services transferred over time	62,406	—	62,406

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended June 30, 2021
Product revenue	$2,103	$14,815	$16,918
Service revenue	19,836	$19,836

Revenue Stream
Software licenses	$2,103	$—	$2,103
Software maintenance and support	4,311	—	4,311
Professional services	5,710	—	5,710
Medical billing and services	9,815	—	9,815
Solar panel sales	13,881	13,881
Utility Sale	934	934

Timing of Revenue Recognition
Products and services transferred at a point in time	$2,103	$14,815	$16,918
Products and services transferred over time	19,836	$19,836

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Six Months Ended June 30, 2021
Product revenue	$3,211	$29,721	$32,932
Service revenue	39,386	—	39,386

Revenue Stream
Software Licenses	$3,211	$—	$3,211
Software Maintenance & Support	8,980	—	8,980
Professional Services	11,953	—	11,953
Medical Billing and Services	18,453	—	18,453
Solar panel sales	—	27,670	27,670
Utility resales	—	2,051	2,051

Timing of Revenue Recognition
Products and services transferred at a point in time	$3,211	$29,721	$32,932
Products and services transferred over time	39,386	—	39,386

Debt investment interest income, gain (loss) on the sale of investment securities, unrealized gain on investment securities and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606 Revenue from Contracts with Customers.

4. Disposals, Discontinued Operations and Assets Held for Sale

2022 Disposals

In January, 2022, Greenwave Energy Holdings, LLC (“Greenwave”), a subsidiary of the Partnership entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds which were received in January 2022. The Partnership recorded a gain of $4.4 million on disposal of business in January 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March, 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022.

Discontinued Operations and Assets Held for Sale

The following dispositions represent a strategic shift in the Partnerships operations and financial results and therefore, the Partnership is presenting the operating results and cash flows as discontinued operations in the accompanying financial statements for all periods presented.

Automotive Retail

GPB Prime Holdings, LLC (“GPB Prime”), in which the Partnership continues to hold a 33.5% equity investment completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $21.0 million and $57.9 million is included in assets held for sale, discontinued operations on the balance sheet as of June 30, 2022 and December 31, 2021, respectively. In March and April 2022, GPB Prime reached additional agreements in principle with M&T Bank to allow for distributions to the Partnership, of $28.5 million and $10.0 million, respectively. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

Summarized operating results for the Automotive Retail segment for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2021
Revenues	$22,396	$41,960
Cost of revenues	18,774	35,729
Gross profit	3,622	6,231
Other operating income	9,538	14,695
Operating income	13,160	20,926
Other income	855	699
Net income from discontinued operations	$14,015	$21,625

For the three and six months ended June 30, 2022 the partnership recorded $3.1 million and $1.6 million, respectively, in income from equity method investments on its remaining investment in GPB Prime which is recorded in net income from discontinued operations.

Summarized cash flow for the Automotive Retail segment for the six months ended June 30, 2021 were as follows:

Six Months Ended
June 30,
(Dollars in thousands)	2021
Cash provided by (used in)
Operating activities	$4,696
Investing activities	(83)
Financing activities	(3,258)
Net increase in cash and cash equivalents	$1,355

Physical Therapy

On December 21, 2021, we completed the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) which comprised our Physical Therapy segment businesses. Upon completion of the sale, the Partnership has no involvement in the operations of Alliance.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized operating results for the Physical Therapy segment for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2021	2021
Revenues	$19,345	$37,589
Cost of revenues	13,472	26,755
Gross profit	5,873	10,834
Operating expenses	(4,231)	(8,243)
Operating loss	1,642	2,591
Other income	(5)	(6)
Net income from discontinued operations	$1,637	$2,585

Summarized cash flow for the Physical Therapy segment for the six months ended June 30, 2021 were as follows:

Six Months Ended
June 30,
(Dollars in thousands)	2021
Cash provided by (used in)
Operating activities	$3,530
Investing activities	(1,504)
Financing activities	(225)
Net increase in cash and cash equivalents	$1,801

Corporate and Other

In February, 2020 the Partnership sold its interests in Matrix PEO Holdings, LLC (“Matrix”) and Surge PEO Holdings, LLC (“Surge”), as part of the sale agreement there was a deferred payment which was contingent on future sales of Matrix and Surge. During the three months ended June 30, 2022, the Partnership earned the deferred payment of $7.6 million included in gain on sale of discontinued operations in the Condensed Consolidated Statements of Operations.

5. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Receivables
Energy	$5,282	$7,667
Technology-enabled services	25,039	23,348
Corporate and other	509
Total	30,321	31,524
Allowance for doubtful accounts
Energy	(223)	(617)
Technology-enabled services	(1,647)	(837)
Total	(1,870)	(1,454)
Receivables, net	$28,451	$30,070

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Equity Method Investments

The carrying amounts of equity method investments were as follows:

		June 30, 2022		December 31, 2021
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	12,233	50.0%	12,282
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	11,079	31.0%	10,007
Other			74		74
			$23,386		$22,363

Income (losses) from equity method investments for the three and six months ended were as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment
Quantum Energy Holdings, LLC	$80	$(126)	$(48)	$(276)
Hotel Internet Services, LLC	466	333	1,072	922
Total	$546	$207	$1,024	$646

7. Property and Equipment

Components of property and equipment were as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Property and equipment
Buildings	$4,685	$5,044
Leasehold improvements	770	775
Computer and office equipment	3,792	3,202
Furniture and fixtures	592	750
Vehicles	2,001	1,892
Computer software	1,376	1,229
Total	13,216	12,892
Accumulated depreciation and amortization	(4,776)	(4,104)
Total property and equipment, net	$8,440	$8,788

Depreciation expense related to property and equipment for the three and six months ended June 30, 2022 was $0.5 million $1.0 million, respectively and for the three and six months ended June 30, 2021, was $0.4 million and $0.7 million, respectively.

8. Goodwill and Intangible Assets

At June 30, 2022 and December 31, 2021, goodwill balances consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2021	$64,601	$14,294	$78,895
Balance, June 30, 2022	$64,601	$14,294	$78,895

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
June 30, 2022
Customer relationships	$90,658	$—	$(33,139)	$57,519	9.7
Trademark and trade names (1)	5,760	—	(2,725)	3,035	2.7
Software development and platform cost	38,381	—	(24,155)	14,226	7.2
Covenant not to compete	1,341	—	(1,341)	—
Total	$136,140	$—	$(61,360)	$74,780
December 31, 2021
Customer relationships	$90,658	$—	$(28,148)	$62,510	9.8
Trademark and trade names (1)	5,760	—	(2,308)	3,452	2.7
Software development and platform cost	38,067	—	(22,239)	15,828	7.6
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$135,826	$—	$(54,036)	$81,790
1.	Includes indefinite lived intangible assets not subject to amortization totaling $1.6 million as of June 30, 2022 and December 31, 2021.

The Partnership capitalized software development costs of $0.3 million and $0.5 million during each of the six months ended June 30, 2022 and 2021, respectively.

Amortization expense related to intangible assets was $7.3 million and $4.6 million for the six months ended June, 2022 and 2021, respectively, and $3.4 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. The Amortization expense for software development and platform costs included in cost of revenues was $0.6 million and $0.6 million, respectively, for the six months ended June 30, 2022 and 2021 and $0.3 million and $0.3 million, respectively, for the three months ended June 30, 2022 and 2021.

No impairment loss was recorded for the three and six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense as of June 30, 2022 for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2022	$14,052
2023	13,108
2024	11,940
2025	11,326
2026	10,944
Thereafter	11,800
Total	$73,170

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of June 30, 2022 and December 31, 2021, consists of the following:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Promissory notes	$175	$55,225
Lines of credit	1,172	1,790
Total long-term debt	1,347	57,015
Less: current maturities	(1,272)	(2,205)
Less: debt issuance costs	—	(2,319)
Long term debt, less current maturities	$75	$52,491

The aggregate contractual maturities of debt as of June 30, 2022 were as follows:

Contractual
(Dollars in thousands)	Amount
2023	$1,272
2024	75
Total	$1,347

Promissory Notes

The Partnership held the following Promissory notes:

●	On September 30, 2021, the Partnership entered into a Credit and Guaranty Agreement with Crestline Direct Finance, L.P. (“Crestline Agreement”) in the amount of $57.0 million in connection with the acquisition of AdvantEdge Healthcare Solutions, Inc. (“AHS”) by HealthPrime International, LLC(“HPI”), consisting of (i) $55.0 million aggregate principal amount of term loans and (ii) $2.0 million aggregate principal amount of revolving commitments, subject to the terms and conditions of the Crestline Agreement. The debt bore interest at LIBOR plus 8%, which became due and payable in escalating quarterly payments over five years beginning on September 30, 2022, and had a maturity date of September 30, 2026. Debt issuance costs were $2.4 million and were being amortized over the term of the loan of which $0.4 million had been amortized through June 30, 2022. HPI was also required to pay the lender an additional fee (the Exit Fee”) upon repayment of the loan at any time for any reason. The amount of the Exit Fee is equal to the lessor of 1 percent of the stated amount the loan, or an amount based on the greater of the trailing twelve months earnings before interest, taxes, and depreciation, or the implied fair value of the equity of AHS. The Partnership has estimated the fair value of the Exit Fee to be $0.6 million on the date of issuance. The Partnership has included the Exit Fee as a component of debt issuance costs and with a corresponding liability recorded in Accrued Expenses on the consolidated balance sheet. On June 29, 2022 the Partnership repaid the Crestline loan in full. Total repayment of the loan was $57.4 million which includes principal of $55.0 million, interest premium of $2.3 million, legal fees of $0.1 million. In addition, the Partnership paid $0.6 million of exit fee previously included in accrued expenses. Expenses totaling $4.5 million associated with the loan repayment consist of unamortized debt costs of $2.1 million, interest of $2.3 million and $0.1 million of legal fees are recorded in loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s prime rate plus 4.0%. Repayments were $25 and $50 thousand in the three and six months ended June 30, 2022. The note matures in March 2024. The outstanding amount due on the note as of June 30, 2022 and December 31, 2021 was $0.2 million and $0.2 million, respectively. The note payable is secured by substantially all the assets of the Partnership.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lines of Credit

The Partnership had the following credit lines as of June 30, 2022 and December 31, 2021:

●	The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the prime rate plus 0.25% per annum (3.75% as of June 30, 2022 and 3.5% as of December 31, 2021) through maturity in July 2026. The outstanding balance on the line of credit as of June 30 2022 and December 31, 2021, was $1.2 million and $1.79 million, respectively. There were no additional borrowings under the line of credit in the six months ended June 30, 2022. There were borrowings of $1.1 million for the six months ended June 30, 2021, respectively. Repayments on the line of credit were $0.6 million and $0.7 million in the six months ended June 30, 2022 and 2021, respectively.

10. Commitments and Contingencies

We, our General Partner, and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds to officers and directors, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2022, the Partnership paid $2.1 million and $2.4 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2021, the Partnership paid $1.8 million and $2.6 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the Eastern District Court of NY (“EDNY Court”) in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Complaint further contains allegations that Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the consolidated financial statements included with this Form 10-Q, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Gentile seeks a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Gentile and GPB that Gentile’s purported appointment of three new managers to GPB without Monitor approval, amongst other things, was in violation of the Amended Order. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has since run without any steps having been taken to respond to the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the Securities and Exchange Commission filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to limited partners, subject to the EDNY Court’s supervision. The Proposed Order grants to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB limited partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the (EDNY Court and “SEC Action”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s office for the Eastern District of New York the (“USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant Capital, AAS, Axiom and Martion; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleges that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleges that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds. Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it. Any potential losses associated with this mater cannot be estimated at this time.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC (Delaware Chancery Court, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in Delaware Court of Chancery to compel inspection books and records from GPB, as General Partner, and from the Partnership, GPB Holdings I, GPB Automotive Portfolio, LP, and GPB Waste Management. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Automotive Portfolio, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding alleged fraudulent activity, mismanagement, and breaches of fiduciary duty. The plaintiffs are seeking an order compelling GPB to permit inspection of documents related to Armada Waste, as well as for costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging breaches of fiduciary duties and/or the aiding and abetting of those breaches, unjust enrichment, and with regard to GPB, breach of the Partnerships’ Limited Partnership Agreements. Plaintiffs are seeking unspecified damages based on the causes of action pled, equitable relief in the form of a directive to remove GPB as the general partner of GPB Holdings, LP and the Partnership, a constructive trust, costs of the action (including attorneys’ fees), and other declaratory and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Automotive Portfolio, LP, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. Any potential losses associated with this matter cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Automotive Portfolio, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County, against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE)

In November 2021, Plaintiff, a former affiliate of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

named. On March 24, 2022, the Chancery Court issued a bench ruling, finding that Plaintiff was entitled to advancement of his legal fees from GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester. After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and its members unanimously determined that SNE’s refusal to approve the transfer to Group 1 was unreasonable and in violation of New Hampshire law, and that SNE’s positions in the case lacked merit. A written ruling is expected to be issued by the NHMVIB in the near future memorializing these determinations. However, it remains uncertain as to when the sale of the dealership assets to Group 1 will be completed, as SNE has a right to request that the NHMVIB reconsider its determination, as well as a right to appeal the NHMVIB’s ruling to the New Hampshire Superior Court. In the interim, pending resolution of any attempts by SNE to overturn the NHMVIB’s ruling or, pending the expiration of the appeal period, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operations will be reversed in the accounts of GPB Prime, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County, against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any potential losses associated with this matter cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Portfolio Company Litigation

Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150253/2021)

In February 2020, Audi of America’s sent a notice of termination of AMR Auto Holdings – PA LLC’s (“AMR”, a subsidiary of the Partnership) franchise agreement to sell Audi motor vehicles, based on a claim that AMR had breached certain agreements with Audi. On April 3, 2020, AMR filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, which, by agreement with Audi, stayed termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to the United States District Court for the District of Massachusetts. On or about November 23, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

Waste Management of New York, LLC v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150255/2021)

In January 2021, Plaintiff filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani et al. (Index. No. 150253/2021), for a total of $0.4 million.

11. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee, for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to Managerial Assistance fee, related party and included in the Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 were $2.3 million and $2.8 million, respectively. Managerial Assistance Fees charged to Managerial Assistance fee, related party and included in the Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 were $5.4 million and $6.0 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day to day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GBP’s or its affiliates (including holding companies), officers and employees relating to the time such officers or employees provide In-House Services or Operations Support Services to the Partnership or its investee entities. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the investee entities. “Operations Support Services” include, but are not limited to, operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

improvement of the investee entities. In addition GPB has, on occasion, paid Partnership expenses on the Partnerships’ behalf. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf.

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, were $3.6 million and $2.3 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021, were $4.8 million and $3.2 million, respectively. As of June 30, 2022 and December 31, 2021, respectively, the Partnership has non-interest-bearing payables of $0.7 million and $0.2 million, to GPB for these expenses, which are included in amounts due to related parties in the Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

In October 2017, the Partnership entered into a loan agreement with a subsidiary of GPB Automotive Portfolio, LP, an affiliated entity to the General Partner, (“APLP”) for $0.7 million. The loan bore interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018 but was extended to June 30, 2021. As of December 31, 2021 the outstanding note payable, including the accrued interest, was paid in full. The interest income on this loan is reflected as a component of interest income in the Consolidated Statements of Operations for the three months ended June 30, 2021, was nil. The interest income on this loan is reflected as a component of interest income in the Consolidated Statements of Operations for the six months ended June 30, 2021, was nil.

In February 2016, the Partnership loaned Quantum, an equity method investee, $0.4 million. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. In 2018, the Partnership lent an additional $0.4 million, resulting in a balance due on the note of $0.8 million as of December 31, 2018. During the subsequent periods, payments of $0.7 million were received resulting in a net receivable balance of $0.1 million as of the year ended December 31, 2021, which was included in note receivable – related party in the Consolidated Balance Sheets. During the six months ended June 30, 2022 payments of $0.1 million were received, resulting in the full repayment of the note.

During 2019, the Partnership lent Quantum an additional $0.8 million to be used for purposes of closing their Florida office. The additional loan has a 36-month term which expires in October 2022 and accrues interest at 8% annually. The principal and interest payments commenced in April 2020. During the three months ended June 30, 2022 and 2021, payments of $0.1 million and $0.1 million, respectively, were received. During the six months ended June 30, 2022 and 2021, payments of $0.2 million and $0.2 million, respectively, were received. As of June 30, 2022 and December 31, 2021, the outstanding notes receivable balance, including accrued interest, was $0.1 million and $0.3 million, respectively, which was included in notes receivable - related party in the Consolidated Balance Sheets.

NOTES PAYABLE TO RELATED PARTIES

In 2017 a term loan agreement was entered into by Project Halo Holdings LLC (“Halo”) of which Meta HealthCare IT Solutions, LLC and Cantata Health, LLC (“Cantata”) are co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. As of December 31, 2019, the principal outstanding was $13.0 million. Interest-only payments accrue at an annual rate of 10.0% for 36 months from the effective date of June 2017. In the event of default, the annual rate increases to 12.0% for its duration. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022.The amended term loan accrues interest at a rate of 10% with all outstanding principal due at maturity. The loan agreement contains certain financial and non-financial covenants. On February 24, 2022, the Partnership paid off the RIST loan principal and outstanding interest on behalf of the borrowers. As of June 30, 2022 and December 31, 2021, the outstanding note payable balance, including accrued interest, was nil and $6.5 million, respectively, which is included in note payable - related party in the Consolidated Balance Sheets. For the three months ended June 30, 2022 and 2021, interest expense related to these notes were nil and $0.2 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations. For the six months ended June 30, 2022 and 2021, interest expense related to these notes were $0.1 million and $0.4 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that runs GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when automotive dealerships were sold. For the three and six months ended June 30, 2021, respectively, the Partnership recorded general and administrative expenses related to this allocation of $0.6 million and $1.0 million, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the three months ended June 30, 2022 and 2021, respectively, Erus paid $0.1 million and $0.1 million, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. For the six months ended June 30, 2022 and 2021, respectively, Erus paid $0.1 million and $0.1 million, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Greenwave, a subsidiary of the Partnership, incurred related-party expenses of $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. These expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The expenses were related to the provision of services from a company owned by the CEO of the subsidiary.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2022 and 2021, respectively, Erus paid nil and $0.1 million to Reimagine Roofing, a company affiliated with one of Erus’ senior executives. For the six months ended June 30, 2022 and 2021, respectively, Erus paid $0.1 million and $0.1 million to Reimagine Roofing. These fees are included in cost of services in the Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended June 30, 2022 and 2021, respectively, the amounts sold were $0.3 million and $0.1 million, respectively, which are included in product revenue in the Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, respectively, the amounts sold were $0.5 million and $0.3 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.7 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. Revenues related to this relationship were $3.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. These revenues were included in service revenue in Consolidated Statements of Operations. Accounts receivable were $1.1 million and $0.6 million, as of June 30, 2022 and December 31, 2021, respectively and are included in accounts receivable, net on the Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s Operation Service Provider (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $0.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.0 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Business Segments

ASC 280, Segment Reporting, requires use of the management approach model for segment reporting, which considers how management organizes segments within the Partnership to allocate resources, make operating decisions and assess performance. The reportable segments are among the business activities of the Partnership for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker. The Partnership’s chief operating decision maker is its Chief Executive Officer. Management deems operating segments that exceed certain quantitative thresholds to be reportable segments. Our segments coincide with how our businesses are managed.

As of June 30, 2022, the Partnership has the following reportable segments:

●	Technology-Enabled Services;
●	Energy and
●	Corporate and Other.

The last segment, which we refer to as “Corporate and Other,” primarily consists of other operating segments that are not reportable under the quantitative thresholds, or are selling, general and administrative expenses of Corporate.

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reportable segments’ financial data were as follows:

	Technology -
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
Three Months Ended June 30, 2022
Revenue	$31,453	$15,267	$76	$46,796
(Income) loss from equity method investments	(467)	(79)	—	(546)
Depreciation and amortization	3,523	176	—	3,699
Operating income (loss)	288	(1,763)	(7,476)	(8,951)
Expenditures for long-lived assets	76	55	—	131

Six Months Ended June 30, 2022
Revenue	$63,670	$29,117	$238	$93,025
(Income) loss from equity method investments	(1,073)	49	—	(1,024)
Gain on disposal of businesses	—	(4,424)	(2,299)	(6,723)
Depreciation and amortization	7,413	265	—	7,678
Operating income (loss)	1,984	2,829	(11,626)	(6,813)
Expenditures for long-lived assets	579	108	—	687

Three Months Ended June 30, 2021
Revenue	$21,939	$14,815	$505	$37,259
(Income) loss from equity method investments	(333)	126	—	(207)
Depreciation and amortization	2,168	119	21	2,308
Operating income (loss)	3,181	1,773	(11,655)	(6,701)
Expenditures for long-lived assets	303	199	1,329	1,831

Six Months Ended June 30, 2021
Revenue	$42,597	$29,721	$2,873	$75,191
(Income) loss from equity method investments	(922)	276	—	(646)
Depreciation and amortization	4,360	237	42	4,639
Operating income (loss)	6,084	2,485	(17,049)	(8,480)
Expenditures for long-lived assets	518	327	2,535	3,380

Operating segments do not sell products to each other; however, several of the portfolio companies in the Technology-Enabled Services segment paid management fees to the Corporate and Other operating segment for services performed by Corporate. These fees have been eliminated from the respective segment information above.

Item 2. Financial Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Form 10/A, which was filed with the Securities and Exchange Commission on July 25, 2022. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

For purposes of this Management’s Discussion and Analysis of Results of Operations and Financial Condition section, we use the terms “Holdings II,” “the Partnership,” “we”, “us”, “our” or “Registrant” refer to the business of GPB Holdings II, LP and its consolidated subsidiaries, unless content otherwise indicated.

Impact of COVID-19 on Our Operations, Financial Condition, Results of Operations, and Liquidity

In March 2020, the WHO categorized COVID-19 as a pandemic. The pandemic has affected virtually all of the businesses we own and operate as well as those in which we have minority equity and/or debt investments.

The effects of the COVID-19 pandemic continue to evolve. Our impacted businesses have rebounded well to at or near pre-COVID-19 sales levels in 2022. However, the outbreak or future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a decrease in overall retail consumer spending for healthcare services and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

In 2021, our Healthcare IT portfolio companies experienced an approximate 25% decrease in customers, primarily as a result of the ongoing impacts of COVID-19. HPI experienced a decrease in its revenue growth in 2020 and 2021 as revenues increased by $2.0 million (excluding the impact of acquisitions) compared to an increase of $5.2 million (excluding the impact of acquisitions) in 2019. In 2021, growth remained slow as revenue increased by $0.7 million (excluding the impact of acquisitions), primarily due to mandatory “work from home” policies and restrictions remaining largely in place. In late 2021 however, these “work from home” policies began to ease across the United States. This growth has recovered in 2022, and through the first six months of 2022 revenues increased by approximately 3% over the first six months of 2021 which is consistent with our historical results. MDS experienced revenue growth of $3.9 million in 2021 as it acquired a customer that conducted COVID-19 testing. However, this revenue is decreasing in 2022 as overall COVID-19 testing volume decreases.

In our Energy segment (specifically Erus), the solar business benefited from COVID-19 as consumers increased spending on home improvement projects above historical levels. The business was impacted by supply chain issues which slowed installation times and resulted in higher product costs.

Supply Chain Disruptions

The Partnership has had supply chain disruptions, specifically in the Energy segment and our portfolio company Erus. The solar industry has and continues to experience supply chain disruptions due to COVID-19, issues related to the Antidumping and Countervailing Duties Anti Circumvention for solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam filed by a domestic solar manufacturer, the Uyghur Forced Labor Protection Act and Forced Labor Withhold Release Order and tariffs imposed under Section 201 of the Trade Act of 1974, the ongoing conflict between Russia and Ukraine and a rise in global inflationary pressures. In order to offset the delays due to supply chain disruptions, Erus works closely with its suppliers to ensure the required materials for its systems are ordered and obtained prior to their scheduled installation date and in the event of a delay, alternative installation plans are put in place in a timely manner and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations. Erus also monitors the market for potential alternative panel brands and if there is any issue with its current supplier, Erus is able to quickly notify its design and sales teams that alternative panels are being used to ensure the correct plans are generated and presented to the customer on a timely basis and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations.

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015.

GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated LPA, dated April 26, 2018 (as the same may be amended from time to time). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “Recent Events - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

On February 11, 2021, the EDNY Court appointed the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy.

Our strategy in the segments in which we choose to participate is to invest in and operate income producing, middle market private companies primarily in North America with a focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we acquire controlling interests in operating companies and provide managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquire equity interests that enable us to exercise significant influence but not control over the businesses. Following our strategy, we classify the earnings form our investments in entities where we have the ability to exercise significant influence as a component of operating income in our consolidated statements of operations.

Our focus is on owning and operating our portfolio companies in our Technology-Enabled Services and Energy segments. We also intend to maintain and maximize the value of all of our other investments, which are made for the purpose of generating income from operations and are expected to be held for the long-term. We intend to continually consider strategic transactions on an opportunistic basis, such as spinoffs of businesses, the sale of a portfolio company, or the sale of a business line.

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information including the results of equity method investments, evaluates overall strategic performance, and allocates resources to the Partnership. Based on how our CODM views the Partnership, as of June 30, 2022 we report our businesses in the three segments for accounting purposes as described below:

●	Technology-Enabled Services segment (“Technology-Enabled Services”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our IT portfolio companies is dispersed across the U.S., related territories and India. Key financial metrics used by our CODM include tracking revenue by quarter and MRR. As of June 30, 2022, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); 80% of MDS; and 88.9% of HPI, all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has non-controlling investments of 31% and 20%, in Hotel Internet Services, LLC (“HIS”), and Maintech, Inc., respectively, as of June 30, 2022 which are accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues. Maintech is an Independent Services Organization (ISO) delivering a comprehensive portfolio of single-source managed services for IT infrastructure support including hardware maintenance, Network Operations Center (“NOC”) monitoring, server and network administration, cloud services, help desk, and IT asset management and destruction.

●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market and sell carbon-offset natural gas and renewable energy certificates. Key financial metrics used by our CODM include selling price per kilowatt, lender fees, cancellation rates, direct labor costs and days to install. As of June 30, 2022 the Partnership owned 60% of Erus, which is accounted for under the consolidation method. As of January 31, 2022, the Partnership sold its 56% investment in its subsidiary Greenwave Energy Holdings, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the partnership. During the year ended December 31, 2021 Holdings II sold its 76.7% interest in Riverwalk Tower, LLC (“Riverwalk”), a real estate investment which was accounted for under the consolidation method. Lending Operations provides short to medium term loans, typically with 12-to-36 month durations, to companies. The Partnership has a 3% non-controlling equity method investment in GPB Waste Holdings, LLC (“Waste”). In March 2022, the Partnership sold its real estate investment in Middleneck.

Our operations are primarily located in the United States of America (the “U.S.”).

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		2022 vs 2021		Six Months Ended June 30,		2022 vs 2021
(Dollars in thousands)			Increase	% Increase			Increase	Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)%	(Decrease)
Revenues:
Product revenue	$15,841	$16,918	$(1,077)	(6.4)%	$30,381	$32,932	$(2,551)	(7.7)%
Service revenue	30,879	19,836	11,043	55.7%	62,406	39,386	23,020	58.4%
Debt investment interest income	76	161	(85)	(52.8)%	171	296	(125)	(42.2)%
Gain (loss) on sale of investment securities	—	284	(284)	(100.0)%	—	(712)	712	100.0%
Unrealized gain on investment securities	—	—	—	—%	—	3,169	(3,169)	(100.0)%
Other revenue	—	60	(60)	(100.0)%	67	120	(53)	(44.2)%
Total revenues	46,796	37,259	9,537	25.6%	93,025	75,191	17,834	23.7%
Cost of revenues:
Cost of goods sold	7,611	6,007	1,604	26.7%	15,401	11,940	3,461	29.0%
Cost of services	18,359	9,378	8,981	95.8%	36,806	18,677	18,129	97.1%
Total cost of revenues	25,970	15,385	10,585	68.8%	52,207	30,617	21,590	70.5%
Gross profit	20,826	21,874	(1,048)	(4.8)%	40,818	44,574	(3,756)	(8.4)%
Operating expenses (income):
Selling, general and administrative expenses	23,194	22,952	242	1.1%	40,059	41,661	(1,602)	(3.8)%
Managerial assistance fee, related party	2,281	2,811	(530)	(18.9)%	5,376	5,952	(576)	(9.7)%
Rent expense	1,149	711	438	61.6%	2,265	1,448	817	56.4%
Income from equity method investments	(546)	(207)	(339)	(163.8)%	(1,024)	(646)	(378)	(58.5)%
Gain on disposal of businesses	—	—	—	—%	(6,723)	—	(6,723)	(100.0)%
Depreciation and amortization	3,699	2,308	1,391	60.3%	7,678	4,639	3,039	65.5%
Total net operating expenses	29,777	28,575	1,202	4.2%	47,631	53,054	(5,423)	(10.2)%
Operating loss	(8,951)	(6,701)	(2,250)	(33.6)%	(6,813)	(8,480)	1,667	19.7%
Other (expense) income:
Interest expense	(1,370)	(20)	(1,350)	(6750.0)%	(2,751)	(38)	(2,713)	(7139.5)%
Interest expenses to related parties	(43)	(170)	127	74.7%	(399)	(341)	(58)	(17.0)%
Interest income	150	131	19	14.5%	385	266	119	44.7%
Loss on extinguishment of debt	(4,502)	—	(4,502)	(100.0)%	(4,502)	—	(4,502)	(100.0)%
Other income (expense)	45	(13)	58	446.2%	(148)	(32)	(116)	(362.5)%
Total other expense	(5,720)	(72)	(5,648)	(7844.4)%	(7,415)	(145)	(7,270)	(5013.8)%
Loss from continuing operations	(14,671)	(6,773)	(7,898)	(116.6)%	(14,228)	(8,625)	(5,603)	(65.0)%
Income tax expense	(212)	(118)	(94)	(79.7)%	(355)	(118)	(237)	(200.8)%
Net loss from continuing operations	(14,883)	(6,891)	(7,992)	(116.0)%	(14,583)	(8,743)	(5,840)	(66.8)%
Income from operations of discontinued operations	3,101	15,652	(12,551)	(80.2)%	1,645	24,210	(22,565)	(93.2)%
Gain on sale of discontinued operations	7,619	—	7,619	100.0%	7,619	—	7,619	100.0%
Net income from discontinued operations	10,720	15,652	(4,932)	(31.5)%	9,264	24,210	(14,946)	(61.7)%
Net (loss) income from continuing and discontinued operations	(4,163)	8,761	(12,924)	(147.5)%	(5,319)	15,467	(20,786)	(134.4)%
Net income attributable to non-controlling interests	414	1,035	(621)	(60.0)%	2,375	1,470	905	61.6%
Net (loss) income attributable to Holdings II, LP	(4,577)	7,726	(12,303)	(159.2)%	(7,694)	13,997	(21,691)	(155.0)%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the three and six months ended June 30, 2022 and 2021:

(Dollars in thousands)	Three Months Ended June 30,		2022 vs 2021		Six Months Ended June 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Software licenses	$574	$2,103	$(1,529)	(72.7)%	$1,264	$3,211	$(1,947)	(60.6)%
Software maintenance and support	3,865	4,311	(446)	(10.3)%	9,305	8,980	325	3.6%
Professional services	6,541	5,710	831	14.6%	12,930	11,953	977	8.2%
Medical billing and services	20,473	9,815	10,658	108.6%	40,171	18,453	21,718	117.7%
Total revenues	31,453	21,939	9,514	43.4%	63,670	42,597	21,073	49.5%
Cost of revenues:
Cost of vehicle sales
Cost of goods sold	67	78	(11)	(14.1)%	141	159	(18)	(11.3)%
Cost of service	18,340	9,378	8,962	95.6%	36,783	18,677	18,106	96.9%
Total cost of revenues	18,407	9,456	8,951	94.7%	36,924	18,836	18,088	96.0%
Gross profit	13,046	12,483	563	4.5%	26,746	23,761	2,985	12.6%
Operating expenses (income):
Selling, general and administrative expenses	8,722	6,927	1,795	25.9%	16,453	13,108	3,345	25.5%
Rent expense	980	540	440	81.5%	1,969	1,131	838	74.1%
Income from equity method investments	(467)	(333)	(134)	(40.2)%	(1,073)	(922)	(151)	(16.4)%
Depreciation and amortization	3,523	2,168	1,355	62.5%	7,413	4,360	3,053	70.0%
Total net operating expenses	12,758	9,302	3,456	37.2%	24,762	17,677	7,085	40.1%
Operating income	$288	$3,181	$(2,893)	(90.9)%	$1,984	$6,084	$(4,100)	(67.4)%

Comparison of the three months ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022 and 2021, the Technology-Enabled Services segment generated revenues of $31.5 million and $21.9 million, respectively. This represents an increase of approximately $9.5 million, or 43.4%. The increase in revenue was primarily due to additional revenues related to HPI’s acquisition of AHS on September 30, 2021 of $10.7 million, $0.8 million of increases from existing MDS and Halo customers, partially offset by a decrease of $1.5 million in license sale revenue and a decrease of $0.4 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the three months ended June 30, 2022 and 2021, overall cost of revenues was $18.4 million and $9.5 million, respectively. This represents an increase of approximately $9.0 million, or 94.7% primarily due to the additional costs related to HPI’s acquisition of AHS of $6.2 million, an increase in payroll and employee cost of $2.6 million due to new and increased business from existing customers, an increase of $1.9 million in personnel costs at Halo partially offset by a decrease of $1.4 million in outsourcing at HPI.

Gross Profit

For the three months ended June 30, 2022 and 2021, our gross profit was $13.0 million and $12.5 million, our gross margin percentage was 41.5% and 56.9%, respectively. This represents an increase of $0.6 million, or 4.5%. This increase was primarily due to the acquisition of AHS by HPI. The gross margin percentage decrease is due to additional personnel costs incurred at

Halo to support the acquisition of ProComp which have not yet resulted in increased sales and additional payroll and other costs associated with the AHS acquisition.

Net Operating Expenses

For the three months ended June 30, 2022 and 2021, operating expenses were $12.8 million and $9.3 million, respectively. This represents an increase of $3.5 million, or 37.2%. This increase is primarily due to the additional selling, general and administrative expenses related to the acquisition of AHS by HPI of $2.0 million plus $0.4 million of rent expense and an increase of $1.7 million in depreciation partially offset by decreases of $0.4 million in depreciation and other expenses at Halo.

Operating Income

For the three months ended June 30, 2022 and 2021, operating income was $0.3 million and $3.2 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the six months ended June 30, 2022 and 2021

Revenues

For the six months ended June 30, 2022 and 2021, the Technology-Enabled Services segment generated revenues of $63.7 million and $42.6 million, respectively. This represents an increase of approximately $21.1 million, or 49.5%. The increase in revenue was primarily due to additional revenues related to HPI’s acquisition of AHS on September 30, 2021 of $21.7 million, $1.0 million of increases from existing MDS customers, $0.3 million of increases from existing customers at Halo, partially offset by a net decrease of $1.9 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the six months ended June 30, 2022 and 2021, overall cost of revenues was $36.9 million and $18.8 million, respectively. This represents an increase of approximately $18.1 million, or 96.0% primarily due to the additional costs related to HPI’s acquisition of AHS of $13.0 million, an increase in payroll and employee cost of $2.4 million due to new and increased business from existing customers, an increase of $4.2 million in personnel costs at Halo partially offset by a decrease of $1.4 million in outsourcing at HPI.

Gross Profit

For the six months ended June 30, 2022 and 2021, our gross profit was $26.7 million and $23.8 million, our gross margin percentage was 42.0% and 55.8%, respectively. This represents an increase of $3.0 million, or 12.6%. This increase was primarily due to the acquisition of AHS by HPI which increased gross profit by $8.7 million partially offset by a decrease at Halo of $5.5 million. The gross margin percentage decrease is due to additional personnel costs incurred at Halo to support the acquisition of ProComp which have not yet resulted in increased sales and additional payroll costs associated with the AHS acquisition by HPI.

Net Operating Expenses

For the six months ended June 30, 2022 and 2021, operating expenses were $24.8 million and $17.7 million, respectively. This represents an increase of $7.1 million, or 40.1%. This increase is primarily due to the additional selling, general and administrative expenses related to the acquisition of AHS by HPI of $3.8 million plus $0.8 million of rent expense and an increase of $3.7 million in depreciation partially offset by decreases of $0.8 million in selling, general and administrative expenses and $0.6 million in depreciation at Halo.

Operating Income

For the six months ended June 30, 2022 and 2021, operating income was $2.0 million and $6.1 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the three and six months ended June 30, 2022 and 2021:

(Dollars in thousands)	Three Months Ended June 30,		2022 vs 2021		Six Months Ended June 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$15,267	$13,881	$1,386	10.0%	$29,117	$27,670	$1,447	5.2%
Utility resales	—	934	(934)	(100.0)%	—	2,051	(2,051)	(100.0)%
Total revenues	15,267	14,815	452	3.1%	29,117	29,721	(604)	(2.0)%
Cost and expenses:
Cost of goods sold	7,544	5,929	1,615	27.2%	15,260	11,781	3,479	29.5%
Total cost of revenues	7,544	5,929	1,615	27.2%	15,260	11,781	3,479	29.5%
Gross profit	7,723	8,886	(1,163)	(13.1)%	13,857	17,940	(4,083)	(22.8)%
Operating expense (income):
Selling, general and administrative expenses	9,220	6,697	2,523	37.7%	14,842	14,625	217	1.5%
Rent Expense	169	171	(2)	(1.2)%	296	317	(21)	(6.6)%
(Income) loss from equity method investments	(79)	126	(205)	(162.7)%	49	276	(227)	(82.2)%
Gain on disposal of businesses	—	—	—	—%	(4,424)	—	(4,424)	(100.0)%
Depreciation and amortization	176	119	57	47.9%	265	237	28	11.8%
Total net operating expenses	9,486	7,113	2,373	33.4%	11,028	15,455	(4,427)	(28.6)%
Operating (loss) income	$(1,763)	$1,773	$(3,536)	(199.4)%	$2,829	$2,485	$344	13.8%

Comparison of the three months ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022 and 2021, the Energy segment generated revenues of $15.3 million and $14.8 million, respectively. This represents a increase of approximately $0.5 million or 3.1%. The increase in revenue was primarily due to a $1.4 million increase in revenue at Erus partially offset by the sale of Greenwave on January 1, 2022, which recorded revenue of $0.9 million for the three months ended June 30, 2021 with nil for the three months ended June 30, 2022.

Cost of Revenues

For the three months ended June 30, 2022 and 2021, overall cost of revenues was $7.5 million and $5.9 million, respectively. This represents an increase of $1.6 million, or 27.2%, primarily due to increases in the costs of materials of $1.1 million due to price increases, related parts shortages, and supply chain issues and labor of $0.5 million due to increases in labor rates and multiple site visits to address the uncertain availability of parts.

Gross Profit

For the three months ended June 30, 2022 and 2021, our gross profit was $7.7 million and $8.9 million, our gross margin percentage was 50.4% and 60.0%, respectively. This represents a decrease of approximately $1.2 million, or 13.1%. This decrease is primarily due to revenue increasing by 3.1% and the increase in cost of revenue as a percentage of revenue at Erus increasing to 49.2% for the three months ended June 30, 2022 from 40.0% for the three months ended June 30, 2021, respectively, as well as the increase in the cost of materials and labor per install in 2022 for which we were unable to pass along these increased costs to the consumer. Greenwave’s revenue is booked net as they are a broker of natural gas and there are no costs of revenue recorded.

Total Net Operating Expenses

For the three months ended June 30, 2022 and 2021, operating expenses were $9.5 million and $7.1 million, respectively. This represents an increase of $2.4 million, or 33.4%. This increase was primarily due to increases in commissions of $2.9 million, payroll of $0.2 million and administrative costs of $0.3 million partially offset by decreases in marketing of $0.5 million at Erus, and a decrease in selling, general and administrative expenses of $0.6 million at Greenwave due to the sale.

Operating (Loss) Income

For the three months ended June 30, 2022, operating loss was $1.8 million compared to operating income of $1.8 million for the three months ended June 30, 2021. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the six months ended June 30, 2022 and 2021

Revenues

For the six months ended June 30, 2022 and 2021, the Energy segment generated revenues of $29.1 million and $29.7 million, respectively. This represents a decrease of approximately $0.6 million or 2.0%. The decrease in revenue was primarily due to the sale of Greenwave on January 1, 2022, which recorded revenue of $2.1 million for the six months ended June 30, 2021 with nil for the six months ended June, 2022 partially offset by a $1.4 million increase in revenue at Erus.

Cost of Revenues

For the six months ended June 30, 2022 and 2021, overall cost of revenues was $15.3 million and $11.8 million, respectively. This represents an increase of $3.5 million, or 29.5%, primarily due to increases in the costs of materials of $2.2 million due to price increases, related parts shortages, and supply chain issues and labor of $1.3 million due to increases in labor rates and multiple site visits to address the uncertain availability of parts.

Gross Profit

For the six months ended June 30, 2022 and 2021, our gross profit was $13.9 million and $17.9 million, our gross margin percentage was 47.6% and 60.4%, respectively. This represents an decrease of approximately $4.1 million, or 22.8%. This decrease is primarily due to revenue staying flat and the increase in cost of revenue as a percentage of revenue at Erus which increased to 52.4% for the six months ended June 30, 2022 from 39.6% for the six months ended June 30, 2021, respectively, as well as the increase in the cost of materials and labor per install in 2022 for which we were unable to pass along these increased costs to the consumer, as described above. Greenwave’s revenue is booked net as they are a broker of natural gas and there are no costs of revenue recorded.

Total Net Operating Expenses

For the six months ended June 30, 2022 and 2021, operating expenses were $11.0 million and $15.5 million, respectively. This represents an decrease of $4.4 million, or 28.6%. This decrease was primarily due to increases in payroll of $0.1 million, in administrative costs of $1.0 million and $0.3 million in professional fees offset by a decreases in marketing of $0.2 million at Erus, the $4.4 million gain on sale of Greenwave in January 2022 and a decrease in selling, general and administrative expenses of $1.1 million at Greenwave due to the sale.

Operating Income

For the six months ended June 30, 2022 and 2021, operating income was $2.8 million and $2.5 million, respectively. This increase is a result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for the three and six months ended June 30, 2022 and 2021:

(Dollars in thousands)	Three Months Ended June 30,		2022 vs 2021		Six Months Ended June 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Service revenue	$—	—	$—	100.0%	$—	$—	$—	100.0%
Debt investment interest income	76	161	(85)	(52.8)%	171	296	(125)	(42.2)%
Gain (loss) on sale of investment securities	—	284	(284)	(100.0)%	—	(712)	712	100.0%
Unrealized gain on investment securities	—	—	—	—%	—	3,169	(3,169)	(100.0)%
Other revenue	—	60	(60)	(100.0)%	67	120	(53)	(44.2)%
Total revenues	76	505	(429)	(85.0)%	238	2,873	(2,635)	(91.7)%
Cost and expenses:
Cost of service	19	—	19	100.0%	23	—	23	100.0%
Total cost and expenses	19	—	19	100.0%	23	—	23	100.0%
Gross profit	57	505	(448)	(88.7)%	215	2,873	(2,658)	(92.5)%
Operating expenses (income)
Selling, general and administrative expenses	5,252	9,328	(4,076)	(43.7)%	8,764	13,928	(5,164)	(37.1)%
Managerial assistance fee, related party	2,281	2,811	(530)	(18.9)%	5,376	5,952	(576)	(9.7)%
Gain on disposal of businesses	—	—	—	—%	(2,299)	—	(2,299)	(100.0)%
Depreciation and amortization	—	21	(21)	(100.0)%	—	42	(42)	(100.0)%
Total net operating expenses	7,533	12,160	(4,627)	(38.1)%	11,841	19,922	(8,081)	(40.6)%
Operating loss	(7,476)	(11,655)	4,179	35.9%	(11,626)	(17,049)	5,423	31.8%
Other income	626	96	530	350.7%	640	142	498	552.1%
Net loss from continuing operations	(6,850)	(11,559)	4,709	41%	(10,986)	(16,907)	5,921	35%
Income from operations of discontinued operations	3,101	15,652	(12,551)	(80)%	1,645	24,210	(22,565)	(93)%
Gain on sale of discontinued operations	7,619	—	7,619	100%	7,619	—	7,619	100%
Net income from discontinued operations	10,720	15,652	(4,932)	(31.5)%	9,264	24,210	(14,946)	(61.7)%
Net income (loss) of continuing and discontinued operations	3,870	4,093	(223)	(5)%	(1,722)	7,303	(9,025)	(124)%
Net income (loss) attributable to non-controlling interests	1,855	(13)	1,868	14,369%	1,854	(73)	1,927	2,640%
Net (loss) income attributable to Holdings II, LP	$2,015	$4,106	(2,091)	(51)%	$(3,576)	$7,376	(10,952)	(148)%

Comparison of the three months ended June 30, 2022 and 2021

Revenues

For the three months ended June 30, 2022 and 2021, revenue was $0.1 million and $0.5 million, respectively. This represents a decrease of $0.4 million, or 85.0%, primarily due to a gain on sale investment securities of $0.3 million for the three months ended June 30, 2021 with no such gain for the three months ended June 30, 2022.

Total Net Operating Expenses

For the three months ended June 30, 2022 and 2021, operating expenses were $7.5 million and $12.2 million, respectively. This represents a decrease of $4.6 million, or 38.1%, primarily due to a decrease of $1.1 million of OSP fees, a decrease in professional fees of $1.7 million, a decrease in management assistance fees of $0.5 million and a decrease of $0.9 million due to the sale of Riverwalk Towers in September 2021,

Operating Loss

For the three months ended June 30, 2022 and 2021, operating loss was $7.5 million and $11.7 million, respectively. This represents a decrease of approximately $4.2 million or 35.9%. This change can be explained as a combination of the above described changes in revenues and operating expenses.

Income from Discontinued Operations

For the three months ended June 30, 2022 and 2021, net income from discontinued operations was $10.7 million and $15.7 million, respectively. This represents a decrease of $4.9 million or 31.5%, primarily due to decreases of $11.0 million and $1.6 million, from the disposed automotive retail and physical therapy businesses respectively, partially offset by a $7.6 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

The 2022 income from discontinued operations is comprised of $3.1 million from the disposed automotive retail segment due to the dealerships being sold. The 2021 income from discontinued operations is comprised of $14.6 million from the disposed automotive retail segment and $1.1 million from the disposed Physical Therapy segment.

Comparison of the six months ended June 30, 2022 and 2021

Revenues

For the six months ended June 30, 2022 and 2021, revenue was $0.2 million and $2.9 million, respectively. This represents a decrease of $2.6 million, or 91.7%, primarily due to a decrease in unrealized gain on investment securities of $3.2 million partially offset by a $0.7 million loss on sale of investment securities for the three months ended June 30, 2021 with no such loss for the three months ended June 30, 2022.

Total Net Operating Expenses

For the six months ended June 30, 2022 and 2021, operating expenses were $11.8 million and $19.9 million, respectively. This represents a decrease of $8.1 million, or 40.6%, primarily due to a $2.3 million gain on the sale of Middleneck in March 2022, a decrease of $2.2 million of OSP fees, a decrease in professional fees of $1.5 million, a decrease in management assistance fees of $0.6 million and a decrease of $1.7 million due to the sale of Riverwalk Towers in September 2021,

Operating Loss

For the six months ended June 30, 2022 and 2021, operating loss was $11.6 million and $17.0 million, respectively. This represents a decrease of approximately $5.4 million or 31.8%. This change can be explained as a combination of the above described changes in revenues and operating expenses.

Income from Discontinued Operations

For the six months ended June 30, 2022 and 2021, net income from discontinued operations was $9.3 million and $24.2 million, respectively. This represents a decrease of $14.9 million or 61.7%, primarily due to decreases of $19.9 million and $2.6 million, from the disposed automotive retail and physical therapy businesses respectively, partially offset by a $7.6 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

The 2022 income from discontinued operations is comprised of $1.6 million from the disposed automotive retail segment due to the dealerships being sold. The 2021 income from discontinued operations is comprised of $21.6 million from the disposed automotive retail segment and $2.6 million from the disposed Physical Therapy segment.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$334,951	$356,574
Total current assets	430,136	472,006
Total current liabilities	66,217	72,479
Working capital	363,919	399,527
Total assets	$637,131	$703,546

Debt obligations are summarized below as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Promissory notes	$175	$55,225
Lines of credit	1,172	1,790
Total long-term debt	1,347	57,015
Less: current maturities	(1,272)	(2,205)
Less: debt issuance costs	—	(2,319)
Total long-term debt, net of current portion	$75	$52,491

Note payable related party, current portion	$—	$6,458
Note payable related party, net of current portion	$—	$—

Finance lease liabilities	$476	$597
Less: current portion	183	227
Finance lease liabilities, net of current portion	$293	$370

Operating lease liabilities	$5,758	$8,061
Less: current portion	3,074	3,992
Operating lease liabilities, net of current portion	$2,684	$4,069

The Partnership’s cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 were as follows:

(Dollars in thousands)	June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(9,583)	$(4,113)
Investing activities	54,187	(2,716)
Financing activities	(67,208)	(3,555)
Effect of exchange rate changes on cash	(19)	(38)
Net increase (decrease) in cash and cash equivalents	$(22,623)	$(10,422)

Total cash and cash equivalents on hand at June 30, 2022 and December 31, 2021 was $335.0 million, and $356.6 million respectively. In addition to this amount, there was total restricted cash of $18.2 million and $19.2 million respectively, as of June 30, 2022 and December 31, 2021. Included in cash on hand was $24.5 million and $23.5 million as of June 30, 2022, December 31, 2021, respectively, held by certain subsidiaries of the Partnership that was available for up streaming and immediate use without restriction. As of June 30, 2022, and December 31, 2021, the Partnership had working capital (current assets less current liabilities) of $363.9 million and $399.5 million, respectively. Working capital is inclusive of approximately $1.4 million, and $8.7 million, respectively, in aggregate principal outstanding under the Partnership’s related party promissory note, line of credit and acquisition indebtedness. On June 29, 2022 the Partnership paid the $55.0 million Crestline loan in full plus fees and interest through the end of the year of $2.5 million.

Historically, the Partnership has incurred losses from continuing operations and has used cash to finance its operating activities. The Partnership incurred net loss from continuing operations of $14.6 million and used cash in operating activities of $9.6 million for the six months ended June 30, 2022. The Partnership recorded net income of $9.3 million from discontinued operations during the six months ended June 30, 2022. In 2022 no distributions were made to investors. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 1. Legal Proceedings” in Part II the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until 2023 at the earliest and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the ongoing pandemic, some or all of these matters may not be resolved for several years, and we do not expect them to materially affect the liquidity of the Partnership through at least August 31, 2023.

In addition, the Partnership is indemnifying officers and directors, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

In determining its ability to meet its obligations, the Partnership takes into consideration the amount of cash on hand, working capital requirements, availability and repayment requirements of outstanding credit facilities, commitments for capital improvements to the business and to acquire additional businesses, and contingencies likely to arise from disputes and litigation. Proceeds from the sale of businesses are considered when such transactions have occurred or are considered probable of occurring.

The Partnership does not presently have a ready mechanism for raising additional financing or capital. The Partnership intends to pursue any additional financing or capital as needs arise. However, no assurances can be made that the Partnership will be successful in obtaining such financing or capital at all, or in amounts or on terms and conditions acceptable to us.

We believe we will have sufficient liquidity to meet our obligations as they come due in the normal course of business for a period of at least twelve months from the date of issuance of these consolidated financial statements.

See also “Item 1. Legal Proceedings” in Part II for discussion of the role of the Monitor with respect to the Partnership’s use of cash including regarding distributions to investors and indemnification obligations to GPB.

Six months ended June 30, 2022 compared to June 30, 2021

Net cash used in operating activities was $9.6 million for the six months ended June 30, 2022 compared to $4.1 million for the six months ended June 30, 2021. This change of approximately $5.5 million was primarily due to a decrease in net income adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in gain on disposal of business and debt investments of $7.4 million, loss on extinguishment of debt of $4.5 million, accounts receivable of $2.0 million, inventories of $0.6 million, due to related parties of $2.4 million, customer deposits of $8.2 million, discontinued operations of $14.3 million, decreases in unrealized gain on investment securities of $3.2 million, depreciation and amortization of $3.0 million, bad debt expense of $0.6 million, contract assets $6.0 million and other liabilities of $0.3 million.

Net cash provided by investing activities was $54.2 million for the six months ended June 30, 2022 compared to net cash used of $2.7 million for the six months ended June 30, 2021. Cash flows from investing activities primarily relate to acquisitions, capital expenditures and divestitures. The increase in cash provided by investment activities of $56.9 million was primarily due to the sale of the Greenwave of $14.3 million and sale of debt investment of $2.1 million during the six months ended June 30, 2022 with no sales during the six months ended June 30, 2021, an increase of $38.5 million in distributions received from investees, decreases in the purchase of property and equipment and payments for intangibles and long lived assets of $2.8 million , repayments of debt investments of $2.6 million during the six months ended June 30, 2021 with no corresponding sales during the six months ended June 30, 2022 and a decrease of $1.6 million in cash flows from discontinued operations during the six months ended June 30, 2022.

Net cash used in financing activities was $67.2 million for the six months ended June 30, 2022 compared to $3.6 million for the six months ended June 30, 2021. The increase in cash used in financing activities of $63.7 million was primarily due to increases in repayments of notes payable-related party of $6.5 million, loans payable of $57.5 million, and distributions to partners of $2.1 million, and decreases in proceeds from loans and lines of credit of $2.6 million, partially offset by an increase in distributions to non-controlling interests of $1.3 million and discontinued operations of $3.5 million.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting policies and use of estimates described in the Form 10/A filed with the Securities and Exchange Commission on July 25, 2022.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL PAYMENT OBLIGATIONS

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods.

The following table summarizes our payment obligations under certain contracts on June 30, 2022. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2022	2023-2024	2025-2026	2027+	Total
Contractual Obligations
Debt obligations	1,272	75	—	—	1,347
Interest on debt and notes payable, related party	45	1	—	—	46
Operating and finance leases, including imputed interest	3,403	2,671	399	—	6,473
Total	$4,720	$2,747	$399	$—	$7,866

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form 10/A, which was filed with the Securities and Exchange Commission on July 25, 2022.

Item 4. Control and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the six months ended June 30, 2022, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Controls over Financial Reporting

Material Weaknesses

We have concluded that there are pervasive material weaknesses in our system of ICFR, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified weaknesses, or a combination of significant deficiencies, relating to risk assessment, information and communication, and control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part, to insufficient and ineffective controls within our financial close and reporting process.

Changes in Internal Controls over Financial Reporting

Other than progress made with respect to the remediation plan set forth under the heading “Remediation Plan” below, there were no changes in our ICFR identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three and six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our ICFR.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls, procedures, and ICFR, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and ICFR must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the Internal Control - Integrated Framework (1992) issued by COSO, management is in the process of developing and implementing remediation plans to address these material weaknesses. Such plans will include, among other things:

●	establishing a hierarchy of review with the appropriate complement of management employees,
●	implementing intensive review policies and procedures conducted at an appropriate level of precision, and
●	implementing a structured information and communication process between the portfolio companies and management, and

●	monitoring the operation of third party service provider user controls to ensure operating effectively.

Management believes the measures described above and others that will be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We, our General Partner, and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds to officers and directors, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2022, the Partnership paid $2.1 million and $2.4 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2021, the Partnership paid $1.8 million and $2.6 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the consolidated financial statements included with this Form 10, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Gentile seeks a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Gentile and GPB that Gentile’s purported appointment of three new managers to GPB without Monitor approval, amongst other things, was in violation of the Amended Order. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has since run without any steps having been taken to respond to the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the Securities and Exchange Commission filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to limited partners, subject to the EDNY Court’s supervision. The Proposed Order grants to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB limited partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the (EDNY Court and “SEC Action”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (“USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital,AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant Capital, AAS, Axiom and Martion; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleges that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleges that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages.

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds. Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it. Any potential losses associated with this mater cannot be estimated at this time.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC (Delaware Chancery Court, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in Delaware Court of Chancery to compel inspection books and records from GPB, as General Partner, and from the Partnership, GPB Holdings I, GPB Automotive Portfolio, LP, and GPB Waste Management. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Automotive Portfolio, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding alleged fraudulent activity, mismanagement, and breaches of fiduciary duty. The plaintiffs are seeking an order compelling GPB to permit inspection of documents related to Armada Waste, as well as for costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging breaches of fiduciary duties and/or the aiding and abetting of those breaches, unjust enrichment, and with regard to GPB, breach of the Partnerships’ Limited Partnership Agreements. Plaintiffs are seeking unspecified damages based on the causes of action pled, equitable relief in the form of a directive to remove GPB as the general partner of GPB Holdings, LP and the Partnership, a constructive trust, costs of the action (including attorneys’ fees), and other declaratory and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Automotive Portfolio, LP, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. Any potential losses associated with this matter cannot be estimated at this time.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Automotive Portfolio, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County, against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE)

In November 2021, Plaintiff, a former affiliate of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On March 24, 2022, the Chancery Court issued a bench ruling, finding that Plaintiff was entitled to advancement of his legal fees from GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester. After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and its members unanimously determined that SNE’s refusal to approve the transfer to Group 1 was unreasonable and in violation of New Hampshire law, and that SNE’s positions in the case lacked merit. A written ruling is expected to be issued by the NHMVIB in the near future memorializing these determinations. However, it remains uncertain as to when the sale of the dealership assets to Group 1 will be completed, as SNE has a right to request that the NHMVIB reconsider its determination, as well as a right to appeal the NHMVIB’s ruling to the New Hampshire Superior Court. In the interim, pending resolution of any attempts by SNE to overturn the NHMVIB’s ruling or, pending the expiration of the appeal period, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operations will be reversed in the accounts of GPB Prime, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County, against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any potential losses associated with this matter cannot be estimated at this time.

Portfolio Company Litigation

Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150253/2021)

In February 2020, Audi of America’s sent a notice of termination of AMR Auto Holdings – PA LLC’s (“AMR”, a subsidiary of the Partnership) franchise agreement to sell Audi motor vehicles, based on a claim that AMR had breached certain agreements with Audi. On April 3, 2020, AMR filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, which, by agreement with Audi, stayed termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to the United States District Court for the District of Massachusetts. On or about November 23, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

Waste Management of New York, LLC v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150255/2021)

In January 2021, Plaintiff filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani et al. (Index. No. 150253/2021), for a total of $0.4 million.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10/A, under “Risk Factors” in Item 1A, filed with the Securities and Exchange Commission on July 25, 2022, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
3.2	Fourth Amended and Restated Agreement of Limited Partnership of GPB Holdings II, LP, dated April 26, 2018 (Incorporated by reference to Form 10/A filed on July 25, 2022).
10.1

Second Amended and Restated Management Services Agreement, by and between GPB Capital Holdings, LLC, and Highline Management Inc., dated August 1, 2021 (Incorporated by reference to Form 10/A filed on July 25, 2022).

10.2

Purchase Agreement by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC, dated September 12, 2021 (Incorporated by reference to Form 10/A filed on July 25, 2022).

10.3

Credit and Guaranty Agreement dated as of September 30, 2021 among HPI Holdco, LLC, as Borrower HPI Holdings, LLC, as Holdings certain subsidiaries of Holdings, as Guarantors, various lenders, and Crestline Direct Finance, L.P. as Administrative Agent, Collateral Agent and Sole Lead Arranger (Incorporated by reference to Form 10/A filed on July 25, 2022).

10.4

Agreement and Plan of Merger by and among HPI Holdings, LLC, AHS Granite Merger Sub, Inc., Shareholder Representative Services, LLC (as Stockholders’ Representative) and AdvantEdge Healthcare Holdings, Inc., dated September 30, 2021 (Incorporated by reference to Form 10/A filed on July 25, 2022).

10.5

Interest Purchase Agreement by and among GPB Holdings II, LP, Alliance Physical Therapy Partners, LLC and Alliance PT Buyer, Inc., dated November 15, 2021 (Incorporated by reference to Form 10/A filed on July 25, 2022).

10.6	Asset Purchase Agreement by and between Greenwave Energy, LLC and United Energy Trading, LLC, dated January 1, 2022 (Incorporated by reference to Form 10/A filed on July 25, 2022).
21	Subsidiaries of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) the Registrant’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) the Registrant’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) the Registrant’s Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) the Registrant’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) the notes to the Registrant’s Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on behalf by the undersigned, thereunto duly authorized.

GPB Holdings II, LP
(Registrant)

	By:	/s/Robert Chmiel
Robert Chmiel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Evan Cutler
Evan Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 12, 2022