Form 10-Q
period 2022-09-30
GPB Holdings II, LP
filed 2022-11-18
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-56285

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Item 1. Financial Statements.

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$335,090	$356,574
Restricted cash	18,227	9,102
Accounts receivable, net	30,694	30,070
Due from related parties	172	66
Inventories	819	878
Prepaid expenses	6,686	6,781
Contract assets	16,559	17,783
Investment securities, current portion	—	2,135
Current assets held for sale, continuing operations	—	7,253
Current assets held for sale, discontinued operations	17,185	41,364
Total current assets	425,432	472,006
Non-current assets:
Restricted cash - long-term	—	10,125
Notes receivable - related party	50	346
Property and equipment, net	8,663	8,788
Investment securities, net of current portion	3,066	2,990
Equity method investments	15,674	22,363
Right-of-use assets, operating and finance	5,979	8,456
Assets held for sale discontinued operations, net of current portion	3,643	16,520
Goodwill	78,895	78,895
Intangible assets, net	71,416	81,790
Other non-current assets	846	1,267
Total non-current assets	188,232	231,540
Total assets	$613,664	$703,546

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$9,534	$9,074
Accrued expenses	22,418	24,670
Deferred revenue and customer deposits	22,598	25,207
Note payable - related party	—	6,458
Long-term debt, current portion	1,758	2,205
Finance lease liabilities, current portion	388	227
Operating lease liabilities, current portion	2,392	3,992
Due to related parties	823	375
Other current liabilities	67	271
Total current liabilities	59,978	72,479
Non-current liabilities:
Long-term debt, net of current portion	50	52,491
Finance lease liabilities discontinued operations, net of current portion	757	370
Operating lease liabilities, net of current portion	2,463	4,069
Deferred tax liabilities - long-term	5,885	5,901
Other liabilities	840	968
Total non-current liabilities	9,995	63,799
Total liabilities	69,973	136,278
Commitments and contingencies (see Note 10)
Partners’ capital
Partners’ capital attributable to the Partnership	532,635	551,903
Accumulated other comprehensive loss	(2,052)	(1,201)
Total partners’ capital attributable to the Partnership	530,583	550,702
Non-controlling interests	13,108	16,566
Total partners’ capital	543,691	567,268
Total liabilities and partners’ capital	$613,664	$703,546

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue	$25,790	$13,816	$56,171	$46,748
Service revenue	30,493	18,047	92,899	57,433
Debt investment interest income	77	224	248	520
Loss on sale of investment securities	—	—	—	(712)
Unrealized gain on investment securities	76	—	76	3,169
Other revenue	—	60	67	180
Total revenues	56,436	32,147	149,461	107,338
Cost of revenues:
Cost of goods sold	10,920	6,381	26,321	18,321
Cost of services	15,302	10,011	52,108	28,688
Total cost of revenues	26,222	16,392	78,429	47,009
Gross profit	30,214	15,755	71,032	60,329
Operating expenses (income):
Selling, general and administrative expenses	25,047	23,164	65,106	64,825
Managerial assistance fee, related party	2,939	3,098	8,315	9,050
Rent expense	1,054	474	3,319	1,922
Loss (income) from equity method investments	7,596	(619)	6,572	(1,265)
Loss (gain) on disposal of businesses	—	5,334	(6,723)	5,334
Depreciation and amortization	3,715	2,417	11,393	7,056
Total net operating expenses	40,351	33,868	87,982	86,922
Operating loss	(10,137)	(18,113)	(16,950)	(26,593)
Other income (expense):
Interest expense	(36)	(20)	(2,787)	(58)
Interest expenses to related parties	(1)	(4)	(400)	(345)
Interest income	1,322	137	1,707	403
Loss on extinguishment of debt	—	—	(4,502)	—
Other income (expense)	(345)	(212)	(493)	(244)
Total other income (expense)	940	(99)	(6,475)	(244)
Loss from continuing operations	(9,197)	(18,212)	(23,425)	(26,837)
Income tax expense	(195)	(172)	(550)	(290)
Net loss from continuing operations	(9,392)	(18,384)	(23,975)	(27,127)
(Loss) income from operations of discontinued operations	(176)	8,016	1,469	32,226
Gain on sale of discontinued operations	300	—	7,919	—
Net income from discontinued operations	124	8,016	9,388	32,226
Net (loss) income	(9,268)	(10,368)	(14,587)	5,099
Net income (loss) attributable to non-controlling interests	164	(2,318)	2,539	(848)
Net (loss) income attributable to Holdings II, LP	$(9,432)	$(8,050)	$(17,126)	$5,947

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(9,268)	$(10,368)	$(14,587)	$5,099
Other comprehensive income (loss):
Net change in unrealized gains on investment securities	—	—	—	1,372
Foreign currency translation loss	(418)	(150)	(943)	(287)
Total other comprehensive (loss) income	(9,686)	(10,518)	(15,530)	6,184
Other comprehensive loss attributable to non-controlling interests	(34)	(24)	(93)	(45)
Net income (loss) attributable to non-controlling interest	164	(2,318)	2,539	(848)
Comprehensive (loss) income attributable to the Partnership	$(9,816)	$(8,176)	$(17,976)	$7,077

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Income (loss)	Interests	Total
Partners’ capital - December 31, 2020	$161,507	$82,887	$93,901	$49,449	$387,744	$(2,323)	$26,368	$411,789
Unit issuance costs	—	—	(75)	(8)	(83)	—	—	(83)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(709)	(709)
Net income	2,941	1,420	1,306	604	6,271	—	435	6,706
Other comprehensive income (loss)	—	—	—	—	—	1,333	(7)	1,326
Partners’ capital - March 31, 2021	$164,448	$84,307	$95,132	$50,045	$393,932	$(990)	$26,087	$419,029
Distributions to non-controlling interests holders	—	—	—	—	—	—	(1,009)	(1,009)
Net income	2,890	1,584	2,125	1,127	7,726	—	1,035	8,761
Other comprehensive loss	—	—	—	(77)	(77)	—	(14)	(91)
Partners’ capital - June 30, 2021	$167,338	$85,891	$97,257	$51,095	$401,581	$(990)	$26,099	$426,690
Distributions to non-controlling interests holders	—	—	—	—	—	—	(324)	(324)
Net loss	(3,494)	(1,775)	(1,852)	(929)	(8,050)	—	(2,318)	(10,368)
Other comprehensive income (loss)	—	—	—	77	77	(203)	(24)	(150)
Partners' capital - September 30, 2021	$163,844	$84,116	$95,405	$50,243	$393,608	$(1,193)	$23,433	$415,848
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Distributions to non-controlling interests holders	—	—	—	—	—	—	(42)	(42)
Net (loss) income	(1,462)	(706)	(650)	(299)	(3,117)	—	1,961	(1,156)
Other comprehensive loss	—	—	—	—	—	(93)	(12)	(105)
Partners’ capital - March 31, 2022	$227,397	$117,127	$134,079	$70,183	$548,786	$(1,294)	$18,473	$565,965
Distributions to non-controlling interests holders	—	—	—	—	—	—	(384)	(384)
Net (loss) income	(2,440)	(1,156)	(598)	(383)	(4,577)	—	414	(4,163)
Other comprehensive loss	—	—	—	—	—	(374)	(47)	(421)
Partners’ capital - June 30, 2022	$224,957	$115,971	$133,481	$69,800	$544,209	$(1,668)	$18,456	$560,997
Distributions to partners	(885)	(457)	(526)	(274)	(2,142)	—	204	(1,938)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(5,682)	(5,682)
Net (loss) income	(4,114)	(2,041)	(2,176)	(1,101)	(9,432)	—	164	(9,268)
Other comprehensive loss	—	—	—	—	—	(384)	(34)	(418)
Partners’ capital - September 30, 2022	$219,958	$113,473	$130,779	$68,425	$532,635	$(2,052)	$13,108	$543,691

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations:	$(23,975)	$(27,127)
Net income from discontinued operations, excluding gain	1,469	32,226
Gain on sale of discontinued operations	7,919	—
Net (loss) income	(14,587)	5,099
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (Income) from equity method investments	6,572	(1,265)
(Gain) loss on sale of businesses	(6,723)	5,334
Loss on sale of debt investments	—	712
Loss (gain) on sale of property and equipment	48	(14)
Changes in unrealized gain on debt investments	(76)	(3,169)
Bad debt expense	2,097	2,848
Depreciation and amortization	12,340	7,925
Amortization of deferred financing costs	286	35
Amortization of right of use assets - operating and finance	3,288	2,089
Loss on extinguishment of debt	4,502	—
Changes in deferred tax liabilities	(15)	(354)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	(3,927)	(2,019)
Due from related parties	(106)	(384)
Inventories	59	293
Prepaid expenses	95	10
Contract assets	1,224	(4,431)
Other current assets	421	562
Accounts payable	460	(1,578)
Accrued expenses	(170)	(10,496)
Due to related parties	11	204
Customer deposits	(2,608)	3,933
Operating lease liability	(3,287)	(2,040)
Other current liabilities	(205)	79
Other liabilities	(131)	(281)
Operating cash flows from discontinued operations, net	(1,469)	(20,789)
Net cash used in operating activities	(1,901)	(17,697)
Cash flows from investing activities:
Proceeds from sale of business (net of cash withheld)	14,283	—
Purchase of business (net of cash acquired)	—	(58,318)
Proceeds from debt investments	2,135	2,563
Distribution received from (to) investee	38,643	2,874
Collections of notes receivable - related party	295	176
Purchase of property and equipment	(1,422)	(4,882)
Proceeds from sale of property and equipment	—	39
Payments for intangibles and long lived assets	(465)	(654)
Net investing cash flows of discontinued operations	—	(2,379)
Net cash provided by (used in) investing activities	53,469	(60,581)
Cash flows from financing activities:
(Repayments) proceeds from loans payable	(57,502)	56,460
Repayments of notes payable - related party	(6,500)	—
Repayments on finance lease obligations	(183)	(54)
Proceeds from lines of credit	620	1,102
Repayments on lines of credit	(752)	(955)
Unit issuance costs	—	(83)
Payments of debt issuance costs	—	(1,891)
Distributions to partners	(4,020)	—
Distributions to non-controlling interest	(5,671)	(2,042)
Net financing cash flows of discontinued operations	—	(4,429)
Net cash (used in) provided by financing activities	(74,008)	48,108
Effect of exchange rate changes on cash	(44)	(38)
Net decrease in cash and cash equivalents	(22,484)	(30,208)
Cash and cash equivalents and restricted cash of continuing operations - beginning of period	375,801	82,364
Cash and cash equivalents and restricted cash of discontinued operations - beginning of period	—	7,526
Cash and cash equivalents and restricted cash - beginning of period	375,801	89,890
Cash and cash equivalents and restricted cash - end of period	353,317	59,682
Less cash and cash equivalents and restricted cash of discontinued operations - end of period	—	(5,403)
Cash and cash equivalents and restricted cash of continuing operations - end of period	$353,317	$54,279
Supplemental schedule of non-cash investing and financing activities:
Debt issuance cost	$—	$(550)
Distribution payable	(437)	—
Operating lease asset valuation adjustment	(748)	—
Operating lease liability valuation adjustment	(748)	—
Operating lease assets assumed	(1,141)	(773)
Operating lease liabilities assumed	1,141	773
Finance lease assets assumed	(418)	(741)
Finance lease liabilities assumed	418	741

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

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services that these portfolio companies provide include (i) the sale and licensing of various electronic health records software and (ii) practice management software platforms for ambulatory, acute and long-term care facilities. The customer base our IT portfolio companies serve is dispersed across the U.S., related territories and India.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership.

Further information regarding our reportable business segments is contained in “Note 12. Business Segments”. Further information regarding equity method investments is contained in “Note 6. Equity Method Investments”.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Registration Statement on Form 10 (the “Registration Statement”), and there have been no changes to the Partnership’s significant accounting policies during the nine months ended September 30, 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Amendment No. 2 to the Form 10 filed with the SEC on July 25, 2022 (the “Form 10/A”).

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

The Partnership also evaluates the equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in value of the investment. Such events include, but are not limited to, sustained operating losses by the investee or long‑term negative changes in the investee’s industry and sales of ownership interests at prices below our carrying value of our investment. Impairment charges of $8.0 million were recorded in relation to the equity method investments during the three months and nine months ended September 30, 2022 and 2021. The charge at Hotel Internet Services, Inc. (“HIS”) was the result of a permanent degradation in expected future operating performance and cash flows due to the loss of a primary revenue source. The loss of the primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum Energy Holdings, LLC (“Quantum”) was the result of the culmination of deterioration in the Company’s customer base and the Company’s decision not to expand into new markets due to excessive migration costs both of which are considered to be permanent in nature.

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

Cash, cash equivalents and restricted cash consist of the following:

	September 30,	December 31,
	2022	2021
(Dollars in thousands)
Cash and cash equivalents	$335,090	$356,574
Restricted cash	18,227	19,227
	$353,317	$375,801

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and our portfolio companies, as described in “Note 10. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the ultimate outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Technology-Enabled Services segment is subject to rapid innovation, inflation and cybersecurity threats, which force companies to move swiftly to react to any changes in the industry. Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected. Maintenance of state of the art technology and network equipment is costly and requires expertise. It can be difficult to accurately price our Technology-Enabled Services portfolio companies’ long-term service contracts, which could negatively affect our business. Renewal of customer service contracts and establishment of new customer relationships is essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new relationships. Our Technology-Enabled Services portfolio companies derive a significant portion of their revenues from a limited number of customers. Our top vendor partners represent a significant percentage of our Technology-Enabled Services. We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customer’s expectations, contractual obligations and regulatory requirements. Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to serve our clients and materially adversely affect our business, results of operations and financial condition.

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

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The pandemic has affected virtually all of the businesses we own and operate as well as those in which we have minority equity and/or debt investments.

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

In 2021, our Healthcare IT portfolio companies experienced a decrease in customers, primarily as a result of the ongoing impacts of COVID-19. HPI experienced a decrease in its revenue growth in 2020 and 2021 as revenues increased by $2.0 million (excluding the impact of acquisitions) compared to an increase of $5.2 million (excluding the impact of acquisitions) in 2019. In 2021, growth remained slow as revenue increased by $0.7 million (excluding the impact of acquisitions), primarily due to mandatory work from home policies and restrictions remaining largely in place. In late 2021 however, these work from home policies began to ease across the United States. This growth has recovered in 2022, and through the first nine months of 2022 revenues increased by approximately 3% over the first nine months of 2021 which is consistent with our historical results. MDS Medical LLC (“MDS”) experienced revenue growth of $3.9 million in 2021 as it acquired a customer that conducted COVID-19 testing. However, this revenue is decreasing in 2022 as overall COVID-19 testing volume decreases.

In our Energy segment (specifically Erus Energy, LLC (“Erus”)), the solar business benefited from COVID as consumers increased home improvement projects spend above historical levels. The business was impacted by supply chain issues which slowed installation times and resulted in higher product costs. In addition, Erus’ operations are subject to interest rate risk. A rise in rates may have a negative impact on the business, results of operations, and financial condition of Erus.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Revenue Recognition

The following is a disaggregation of revenue by major product or service lines, separated by reportable segments from which the Partnership generates its revenue. For more detailed information about reportable segments, see “Note 12. Business Segments”.

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended September 30, 2022
Product revenue	$857	$24,933	$25,790
Service revenue	30,493	—	30,493

Revenue Stream
Software licenses	$857	$—	$857
Software maintenance and support	5,838	—	5,838
Professional services	4,834	—	4,834
Medical billing and services	19,821	—	19,821
Solar panel sales	—	24,933	24,933

Timing of Revenue Recognition
Products and services transferred at a point in time	$857	$24,933	$25,790
Products and services transferred over time	30,493	—	30,493

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Nine Months Ended September 30, 2022
Product revenue	$2,121	$54,050	$56,171
Service revenue	92,899	—	92,899

Revenue Stream
Software licenses	$2,121	$—	$2,121
Software maintenance and support	15,143	—	15,143
Professional services	17,764	—	17,764
Medical billing and services	59,992	—	59,992
Solar panel sales	—	54,050	54,050

Timing of Revenue Recognition
Products and services transferred at a point in time	$2,121	$54,050	$56,171
Products and services transferred over time	92,899	—	92,899

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended September 30, 2021
Product revenue	$562	$13,254	$13,816
Service revenue	18,047	—	18,047

Revenue Stream
Software licenses	$562	$—	$562
Software maintenance and support	4,462	—	4,462
Professional services	5,139	—	5,139
Medical billing and services	8,446	—	8,446
Solar panel sales	—	12,683	12,683
Utility resales	—	571	571

Timing of Revenue Recognition
Products and services transferred at a point in time	$562	$13,254	$13,816
Products and services transferred over time	18,047	—	18,047

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Nine Months Ended September 30, 2021
Product revenue	$3,773	$42,975	$46,748
Service revenue	57,433	—	57,433

Revenue Stream
Software Licenses	$3,773	$—	$3,773
Software Maintenance & Support	13,442	—	13,442
Professional Services	17,092	—	17,092
Medical Billing and Services	26,899	—	26,899
Solar panel sales	—	40,353	40,353
Utility resales	—	2,622	2,622

Timing of Revenue Recognition
Products and services transferred at a point in time	$3,773	$42,975	$46,748
Products and services transferred over time	57,433	—	57,433

Debt investment interest income, gain (loss) on the sale of investment securities, unrealized gain on investment securities and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606 Revenue from Contracts with Customers.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Acquisitions, Disposals, Discontinued Operations and Assets Held for Sale

2022 Acquisition

Technology-Enabled Services

On July 18, 2022, GPB HPI Holdings, LLC (“HPI Holdings”) a Delaware limited liability Company and 89% owned subsidiary of the Partnership, entered into an agreement to acquire 100% of the outstanding shares of MDS, an 80% owned subsidiary of the Partnership for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder in quarterly installments commencing in July 2022. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPIs books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit.

2021 Acquisition

Technology-Enabled Services

On September 30, 2021, HPI Holdings, entered into an agreement to acquire all of the issued, outstanding stock and voting rights of AHS for $81.6 million which included cash consideration of $58.3 million ($3.3 million in cash and the issuance of new term loans for $55.0 million) (net of cash and restricted cash acquired of $7.4 million) and the fair value of the earnout of $15.9 million, which is a level 3 financial asset. The terms of the new loans are discussed in “Note 9. Borrowings”. The earnout was valued using a Monte-Carlo simulation. The earnout is contingent on AHS retaining certain customers, with $10.8 million being earned and paid as of December 31, 2021. HPI provides Revenue Cycle Management (“RCM”) and data analytics based practice management tools for small to large independent medical groups. AHS provides technology-enabled outsourced RCM solutions to physician practices and institutions and broadens the offerings of HPI across medical practice management technology. Transaction costs were $1.8 million. AHS is included in the HPI Holdings reporting unit.

The results of operations of the acquired entity have been included in the consolidated results of the Partnership from the date of acquisition.

2022 Disposal

In January, 2022, Greenwave Energy Holdings, LLC (“Greenwave”), a subsidiary of the Partnership entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds. The $4.4 million in net cash proceeds were received in January 2022. The Partnership recorded a gain of $4.4 million on disposal of the business in January 2022.

In March, 2022, the Partnership sold 124 Middleneck Realty LLC (“Middleneck”), the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2021 Disposal

Riverwalk Tower

On September 17, 2021, GPB Riverwalk LLC, (“GPBR”), a wholly owned subsidiary of the Partnership, and TRD Riverwalk LLC, an unrelated Florida Limited Liability Company (“TRD”), entered into an Agreement on Purchase of Membership Interests (the “APMI”). The APMI provides for the sale of all the membership interests held by GPBR in Riverwalk Tower, LLC in exchange for a $28.3 million promissory note payable, bearing interest at 9.5% per annum compounded annually, up to the receipt by GPBR of $20.8 million, whereupon the interest will terminate and no longer accrue. The promissory note is open ended with no fixed term. Because of the uncertainty with collection of the promissory note, the Partnership recorded a loss on disposal of business of $5.3 million in the accompanying Condensed Consolidated Statement of Operations equal to the carrying value of the net investment in Riverwalk Tower LLC at the date of its sale. In the event it becomes probable that the promissory note will be paid by TRD, the Partnership may record a gain equal to the amount of such proceeds received.

Discontinued Operations and Assets Held for Sale

The following dispositions represent a strategic shift in the Partnership’s operations and financial results. Therefore, the Partnership is presenting the operating results and cash flows as discontinued operations in the accompanying condensed financial statements for all periods presented.

Automotive Retail

GPB Prime Holdings, LLC (“GPB Prime”), in which the Partnership continues to hold a 33.5% equity investment completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $20.8 million and $57.9 million is included in assets held for sale, discontinued operations on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. In March and April 2022, GPB Prime reached additional agreements with M&T Bank to allow for distributions to the Partnership, of $28.5 million and $10.0 million, respectively. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

Summarized operating results for the Automotive Retail segment for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2021	2021
Revenues	$20,874	$62,835
Cost of revenues	16,944	52,674
Gross profit	3,930	10,161
Other operating expense	(3,867)	(18,563)
Operating income	7,797	28,724
Other (expense) income	(484)	213
Net income from discontinued operations	$7,313	$28,937

For the three and nine months ended September 30, 2022 the partnership recorded a loss of $0.2 million and income of $1.5 million, respectively, from equity method investments on its remaining investment in GPB Prime which is recorded in net income from discontinued operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized cash flow for the Automotive Retail segment for the nine months ended September 30, 2021 were as follows:

Nine Months Ended
September 30,
(Dollars in thousands)	2021
Cash provided by (used in)
Operating activities	$6,221
Investing activities	(152)
Financing activities	(3,857)
Net increase in cash and cash equivalents	$2,212

Physical Therapy

On December 21, 2021, we completed the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) which comprised our Physical Therapy segment businesses. Upon completion of the sale, the Partnership has no involvement in the operations of Alliance.

Summarized operating results for the Physical Therapy segment for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2021	2021
Revenues	$19,762	$57,351
Cost of revenues	14,138	40,892
Gross profit	5,624	16,459
Operating expenses	4,922	13,165
Operating income	702	3,294
Other income (expense)	1	(5)
Net income from discontinued operations	$703	$3,289

Summarized cash flow for the Physical Therapy segment for the nine months ended September 30, 2021 were as follows:

Nine Months Ended
September 30,
(Dollars in thousands)	2021
Cash provided by (used in)
Operating activities	$5,216
Investing activities	(2,227)
Financing activities	(5,112)
Net decrease in cash and cash equivalents	$(2,123)

Corporate and Other

In February, 2020 the Partnership sold its interests in Matrix PEO Holdings, LLC (“Matrix”) and Surge PEO Holdings, LLC (“Surge”). As part of the sale agreement there was a deferred payment which was contingent on future sales of Matrix and Surge. During the three months ended September 30, 2022 the Partnership was reimbursed $0.3 million for PEO sales expenses which was recorded as a gain on sale of discontinued operations in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2022, the Partnership earned the deferred payment of $7.6 million and wrote off associated liabilities of $0.3 million which are included in gain on sale of discontinued operations in the Condensed Consolidated Statements of Operations of which $2.1 million was allocated to non-controlling interests.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Receivables
Energy	$4,802	$7,667
Technology-enabled services	27,778	23,348
Corporate and other	—	509
Total	32,580	31,524
Allowance for doubtful accounts
Energy	(223)	(617)
Technology-enabled services	(1,663)	(837)
Total	(1,886)	(1,454)
Receivables, net	$30,694	$30,070

6. Equity Method Investments

The carrying amounts of equity method investments were as follows:

		September 30, 2022		December 31, 2021
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	9,300	50.0%	12,282
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	6,300	31.0%	10,007
Other			74		74
			$15,674		$22,363

Income (losses) from equity method investments for the three and nine months ended were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Investment
Quantum Energy Holdings, LLC	$(2,934)	$486	$(2,983)	$210
Hotel Internet Services, LLC	(4,780)	144	(3,707)	1,066
Other	118	$(11)	118	(11)
Total	$(7,596)	$619	$(6,572)	$1,265

For the three and nine months ended September 30, 2022, impairment charges of $2.9 million and $5.1 million was recorded on Quantum and HIS, respectively, which is recorded in loss (income) from equity method investments in the Condensed Consolidated Statement of Operations. The charge at HIS was the result of a permanent degradation in expected performance and cash flows due to the loss of a primary revenue source. The loss of a primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum was the result of the culmination of the deterioration in the Company’s customer base and the Company’s decision not to expand into new markets due to the excessive migration costs both of which are considered to be permanent in nature. The impairment was based on a quantitative assessment that indicated that the carrying value was greater than the fair value. Fair values were determined using a combination of the income approach and the market approach.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Property and Equipment

Components of property and equipment were as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Property and equipment
Buildings	$4,544	$5,044
Leasehold improvements	747	775
Computer and office equipment	4,240	3,202
Furniture and fixtures	541	750
Vehicles	2,273	1,892
Computer software	1,417	1,229
Total	13,762	12,892
Accumulated depreciation and amortization	(5,099)	(4,104)
Total property and equipment, net	$8,663	$8,788

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2022 was $0.5 million and $1.5 million, respectively and for the three and nine months ended September 30, 2021, was $0.3 million and $1.0 million, respectively.

8. Goodwill and Intangible Assets

At September 30, 2022 and December 31, 2021, goodwill balances consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2021	$64,601	$14,294	78,895
Balance, September 30, 2022	$64,601	$14,294	$78,895

As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
September 30, 2022
Customer relationships	$90,658	$—	$(35,517)	$55,141	9.2
Trademark and trade names (1)	5,760	—	(2,917)	2,843	2.5
Software development and platform cost	38,532	—	(25,100)	13,432	7.0
Covenant not to compete	1,341	—	(1,341)	—
Total	$136,291	$—	$(64,875)	$71,416
December 31, 2021
Customer relationships	$90,658	$—	$(28,148)	$62,510	9.8
Trademark and trade names (1)	5,760	—	(2,308)	3,452	2.7
Software development and platform cost	38,067	—	(22,239)	15,828	7.6
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$135,826	$—	$(54,036)	$81,790
1.	Includes indefinite lived intangible assets not subject to amortization totaling $1.6 million as of September 30, 2022 and December 31, 2021.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Partnership capitalized software development costs of $0.5 million and $0.7 million during each of the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense related to intangible assets was $10.8 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively, and $3.5 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively. The amortization expense for software development and platform costs included in cost of revenues was $0.9 million and $0.9 million, respectively, for the nine months ended September 30, 2022 and 2021 and $0.3 million and $0.3 million, respectively, for the three months ended September 30, 2022 and 2021.

No impairment loss was recorded for the three and nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense as of September 30, 2022 for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2023	$14,141
2024	13,203
2025	11,965
2026	11,493
2027	11,111
Thereafter	7,893
Total	$69,806

9. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of September 30, 2022 and December 31, 2021, consists of the following:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Promissory notes	$—	$55,000
Installment Note	150	225
Lines of credit	1,658	1,790
Total long-term debt	1,808	57,015
Less: current maturities	(1,758)	(2,205)
Less: debt issuance costs	—	(2,319)
Long term debt, less current maturities	$50	$52,491

The aggregate contractual maturities of debt as of September 30, 2022 were as follows:

Contractual
(Dollars in thousands)	Amount
2023	$1,758
2024	50
Total	$1,808

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Promissory Notes

The Partnership held the following Promissory notes:

●	On September 30, 2021, the Partnership entered into a Credit and Guaranty Agreement with Crestline Direct Finance, L.P. (“Crestline Agreement”) in the amount of $57.0 million in connection with the acquisition of AHS by HealthPrime International, LLC(“HPI”). The $57.0 million consisting of (i) $55.0 million aggregate principal amount of term loans and (ii) $2.0 million aggregate principal amount of revolving commitments, subject to the terms and conditions of the Crestline Agreement. The debt bore interest at LIBOR plus 8%, which became due and payable in escalating quarterly payments over five years beginning on September 30, 2022, and had a maturity date of September 30, 2026. Debt issuance costs were $2.4 million and were being amortized over the term of the loan of which $0.4 million had been amortized through September 30, 2022. HPI was also required to pay the lender an additional fee (the “Exit Fee”) upon repayment of the loan at any time for any reason. The amount of the Exit Fee is equal to the lessor of 1 percent of the stated amount the loan, or an amount based on the greater of the trailing twelve months earnings before interest, taxes, and depreciation, or the implied fair value of the equity of AHS. The Partnership has estimated the fair value of the Exit Fee to be $0.6 million on the date of issuance. The Partnership has included the Exit Fee as a component of debt issuance costs and with a corresponding liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. On June 29, 2022 the Partnership repaid the Crestline loan in full. Total repayment of the loan was $57.4 million which includes principal of $55.0 million, interest premium of $2.3 million and legal fees of $0.1 million. In addition, the Partnership paid a $0.6 million of exit fee that was previously included in accrued expenses. Expenses totaling $4.5 million associated with the loan repayment consist of unamortized debt costs of $2.1 million, interest of $2.3 million and $0.1 million of legal fees are recorded in loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s prime rate plus 4.0%. Repayments were $25 thousand and $75 thousand in the three and nine months ended September 30, 2022, respectively. The note matures in March 2024. The outstanding amount due on the note as of September 30, 2022 and December 31, 2021 was $150 thousand and $225 thousand, respectively. The note payable is secured by substantially all the assets of the Partnership.

Lines of Credit

The Partnership had the following credit lines as of September 30, 2022 and December 31, 2021:

●	The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the prime rate plus 0.25% per annum (6.5% as of September 30, 2022 and 3.5% as of December 31, 2021) through maturity in July 2026. The outstanding balance on the line of credit as of September 30, 2022 and December 31, 2021, was $1.7 million and $1.8 million, respectively. There were borrowings of $0.6 million under the line of credit in the nine months ended September 30, 2022. There were borrowings of $1.1 million for the nine months ended September 30, 2021, respectively. Repayments on the line of credit were $0.8 million and $1.0 million in the nine months ended September 30, 2022 and 2021, respectively.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and nine months ended September 30, 2022, the Partnership paid $1.7 million and $4.2 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Partnership paid $1.0 million and $3.6 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, commenced an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claimed to have suffered millions of dollars in damages.

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a Court Order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-cv-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R. Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of November 2022, this case remains active.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter into Kinnie Ma v. Ascendant Capital, LLC et al. (19-cv-01050). The claims at issue in this case continue under the Kinnie Ma docket number.

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

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and a Final Order on Hearing was issued by the NHMVIB on August 12, 2022 in which it was ordered that Prime Subaru Manchester’s Protest was granted because SNE unreasonably withheld consent of the sale of the dealership to Group 1 in violation of New Hampshire law, and SNE’s claims were denied.

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated about the Motion for Rehearing and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, GPB Automotive Portfolio, LP will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on the Condensed

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on GPB Automotive Portfolio, LP’s Condensed Consolidated Financial Statements.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. We continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

11. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership incurred the following fees and expenses:

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee, for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to Managerial Assistance fee, related party and included in the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 were $2.9 million and $3.1 million, respectively. Managerial Assistance Fees charged to Managerial Assistance fee, related party and included in the Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 were $8.3 million and $9.1 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day to day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GBP’s or its affiliates (including holding companies), officers and employees relating to the time such officers or employees provide In-House Services or Operations Support Services to the Partnership or its investee entities. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the investee entities. “Operations Support Services” include, but are not limited to, operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the investee entities. In addition GPB has, on occasion, paid Partnership expenses on the Partnerships’ behalf. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf.

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, were $3.0 million and $2.7 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021, were $7.8 million and $5.9 million, respectively. As of September 30, 2022 and December 31, 2021, respectively, the Partnership has non-interest-bearing payables of $0.3 million and $0.2 million, to GPB for these expenses, which are included in amounts due to related parties in the Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership loaned Quantum, an equity method investee, $0.4 million. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. In 2018, the Partnership lent an additional $0.4 million, resulting in a balance due on the note of $0.8 million as of December 31, 2018. During the subsequent periods, payments of $0.7 million were received resulting in a net receivable balance of $0.1 million as of the year ended December 31, 2021, which was included in note receivable – related party in the Consolidated Balance Sheets. During the nine months ended September 30, 2022 payments of $0.1 million were received, resulting in the full repayment of the note.

During 2019, the Partnership lent Quantum an additional $0.8 million to be used for purposes of closing their Florida office. The additional loan has a 36-month term which expires in October 2022 and accrues interest at 8% annually. The principal and interest payments commenced in April 2020. During the three months ended September 30, 2022 and 2021, payments of $0.1 million and $0.1 million, respectively, were received. During the nine months ended September 30, 2022 and 2021, payments of $0.2 million and $0.2 million, respectively, were received. As of September 30, 2022 and December 31, 2021, the outstanding notes receivable balance,

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

including accrued interest, was $50 thousand and $0.3 million, respectively, which was included in notes receivable - related party in the Consolidated Balance Sheets.

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

On February 24, 2022, the Partnership paid off the RIST loan principal and outstanding interest on behalf of the borrowers. As of September 30, 2022 and December 31, 2021, the outstanding note payable balance, including accrued interest, was nil and $6.5 million, respectively, which is included in note payable - related party in the Consolidated Balance Sheets. For the three months ended September 30, 2022 and 2021, interest expense related to these notes were nil and $0.2 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations. For the nine months ended September 30, 2022 and 2021, interest expense related to these notes were $0.1 million and $0.8 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations.

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that runs GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when automotive dealerships were sold. For the three and nine months ended September 30, 2021, respectively, the Partnership recorded general and administrative expenses related to this allocation of $0.9 million and $2.0 million, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the three months ended September 30, 2022 and 2021, respectively, Erus paid $0.1 million and $0.1 million, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. For the nine months ended September 30, 2022 and 2021, respectively, Erus paid $0.2 million and $0.2 million, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Greenwave, a subsidiary of the Partnership, incurred related-party expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. These expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The expenses were related to the provision of services from a company owned by the CEO of the subsidiary.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2022 and 2021, respectively, Erus paid $0.2 and $0.1 million to Reimagine Roofing, a company affiliated with one of Erus’ senior executives. For the nine months ended September 30, 2022 and 2021, respectively, Erus paid $0.5 million and $0.2 million to Reimagine Roofing. These fees are included in cost of services in the Consolidated Statements of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended September 30, 2022 and 2021, respectively, the amounts sold were $0.3 million and $0.2 million, respectively, which are included in product revenue in the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, respectively, the amounts sold were $0.8 million and $0.6 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.3 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. Revenues related to this relationship were $4.5 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. These revenues were included in service revenue in Consolidated Statements of Operations. Accounts receivable were $1.1 million and $0.6 million, as of September 30, 2022 and December 31, 2021, respectively and are included in accounts receivable, net on the Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s Operation Service Provider (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $0.4 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.4 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively.

On July 18, 2022, GPB HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. See “Note 4. Acquisitions, Disposals, Discontinued Operations and Assets Held for Sale” The partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the nine months ended September 30, 2022 one payment was made. As of September 30, 2022, the outstanding payable balance was $0.4 million, which is included in amounts due to related parties in the Consolidated Balance Sheets.

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

As of September 30, 2022, the Partnership has the following reportable segments:

●	Technology-Enabled Services;
●	Energy and
●	Corporate and Other.

The last segment, which we refer to as “Corporate and Other,” primarily consists of other operating segments that are not reportable under the quantitative thresholds, or are selling, general and administrative expenses of Corporate.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Reportable segments’ financial data were as follows:

	Technology
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
Three Months Ended September 30, 2022
Revenue	$31,350	$24,933	$153	$56,436
(Income) loss from equity method investments	4,780	2,934	(118)	7,596
Depreciation and amortization	3,583	132	—	3,715
Operating loss	(3,254)	215	(7,098)	(10,137)
Gain on sale of discontinued operations	—	—	300	300
Expenditures for long-lived assets	458	277	—	735

Nine Months Ended September 30, 2022
Revenue	$95,020	$54,050	$391	$149,461
(Income) loss from equity method investments	3,707	2,983	(118)	6,572
Depreciation and amortization	10,996	397	—	11,393
Operating income (loss)	(1,270)	3,044	(18,724)	(16,950)
Gain on sale of discontinued operations	—	—	7,919	7,919
Expenditures for long-lived assets	1,037	385	—	1,422

Three Months Ended September 30, 2021
Revenue	$18,609	$13,254	$284	$32,147
(Income) loss from equity method investments	(144)	(486)	11	(619)
Depreciation and amortization	2,280	115	22	2,417
Operating loss	(1,345)	(152)	(16,616)	(18,113)
Expenditures for long-lived assets	17	352	1,133	1,502

Nine Months Ended September 30, 2021
Revenue	$61,206	$42,975	$3,157	$107,338
(Income) loss from equity method investments	(1,066)	(210)	11	(1,265)
Depreciation and amortization	6,640	352	64	7,056
Operating income (loss)	4,739	2,333	(33,665)	(26,593)
Expenditures for long-lived assets	535	679	3,668	4,882

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

Impact of COVID-19 on Our Operations, Financial Condition, Results of Operations, and Liquidity

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The pandemic has affected virtually all of the businesses we own and operate as well as those in which we have minority equity and/or debt investments.

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

In 2021, our Healthcare IT portfolio companies experienced an approximate 25% decrease in customers, primarily as a result of the ongoing impacts of COVID-19. GPB HPI Holdings, LLC (“HPI Holdings”) experienced a decrease in its revenue growth in 2020 and 2021 as revenues increased by $2.0 million (excluding the impact of acquisitions) compared to an increase of $5.2 million (excluding the impact of acquisitions) in 2019. In 2021, growth remained slow as revenue increased by $0.7 million (excluding the impact of acquisitions), primarily due to mandatory “work from home” policies and restrictions remaining largely in place. In late 2021 however, these “work from home” policies began to ease across the United States. This growth has recovered in 2022, and through the first nine months of 2022 revenues increased by approximately 3% over the first nine months of 2021 which is consistent with our historical results. MDS Medical LLC (“MDS”) experienced revenue growth of $3.9 million in 2021 as it acquired a customer that conducted COVID-19 testing. However, this revenue is decreasing in 2022 as overall COVID-19 testing volume decreases.

In our Energy segment (specifically Erus Energy, LLC (“Erus”)), the solar business benefited from COVID-19 as consumers increased spending on home improvement projects above historical levels. The business was impacted by supply chain issues which slowed installation times and resulted in higher product costs. In addition, Erus’ operations are subject to interest rate risk. A rise in rates may have a negative impact on the business, results of operations, and financial condition of Erus.

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

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information including the results of equity method investments, evaluates overall strategic performance, and allocates resources to the Partnership. Based on how our CODM views the Partnership, as of September 30, 2022 we report our businesses in the three segments for accounting purposes as described below:

●	Technology-Enabled Services segment (“Technology-Enabled Services”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our IT portfolio companies is dispersed across the U.S., related territories and India. Key financial metrics used by our CODM include tracking revenue by quarter and monthly recurring revenue (“MRR”). As of September 30, 2022, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); and 91.9% of HPI, all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has non-controlling investments of 31% and 20%, in Hotel Internet Services, LLC (“HIS”), and Maintech, Inc., respectively, as of September 30, 2022 which are accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues. Maintech is an Independent Services Organization (ISO) delivering a comprehensive portfolio of single-source managed services for IT infrastructure support including hardware maintenance, Network Operations Center (“NOC”) monitoring, server and network administration, cloud services, help desk, and IT asset management and destruction.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market and sell carbon-offset natural gas and renewable energy certificates. Key financial metrics used by our CODM include selling price per kilowatt, lender fees, cancellation rates, direct labor costs and days to install. As of September 30, 2022 the Partnership owned 60% of Erus, which is accounted for under the consolidation method. As of January 31, 2022, the Partnership sold its 56% investment in its subsidiary Greenwave Energy Holdings, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the partnership. During the year ended December 31, 2021 Holdings II sold its 76.7% interest in Riverwalk Tower, LLC (“Riverwalk”), a real estate investment which was accounted for under the consolidation method. Lending Operations provides short to medium term loans, typically with 12-to-36 month durations, to companies. The Partnership has a 3% non-controlling equity method investment in GPB Waste Holdings, LLC (“Waste”). In March 2022, the Partnership sold its real estate investment in Middleneck.

Our operations are primarily located in the United States of America (the “U.S.”).

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Product revenue	$25,790	$13,816	$11,974	86.7%	$56,171	$46,748	$9,423	20.2%
Service revenue	30,493	18,047	12,446	69.0%	92,899	57,433	35,466	61.8%
Debt investment interest income	77	224	(147)	(65.6)%	248	520	(272)	(52.3)%
Loss on sale of investment securities	—	—	—	—%	—	(712)	712	100.0%
Unrealized gain on investment securities	76	—	76	100.0%	76	3,169	(3,093)	(97.6)%
Other revenue	—	60	(60)	(100.0)%	67	180	(113)	(62.8)%
Total revenues	56,436	32,147	24,289	75.6%	149,461	107,338	42,123	39.2%
Cost of revenues:
Cost of goods sold	10,920	6,381	4,539	71.1%	26,321	18,321	8,000	43.7%
Cost of services	15,302	10,011	5,291	52.9%	52,108	28,688	23,420	81.6%
Total cost of revenues	26,222	16,392	9,830	60.0%	78,429	47,009	31,420	66.8%
Gross profit	30,214	15,755	14,459	91.8%	71,032	60,329	10,703	17.7%
Operating expenses (income):
Selling, general and administrative expenses	25,047	23,164	1,883	8.1%	65,106	64,825	281	0.4%
Managerial assistance fee, related party	2,939	3,098	(159)	(5.1)%	8,315	9,050	(735)	(8.1)%
Rent expense	1,054	474	580	122.4%	3,319	1,922	1,397	72.7%
Loss (income) from equity method investments	7,596	(619)	8,215	1,327.1%	6,572	(1,265)	7,837	619.5%
Loss (gain) on disposal of businesses	—	5,334	(5,334)	(100.0)%	(6,723)	5,334	(12,057)	(226.0)%
Depreciation and amortization	3,715	2,417	1,298	53.7%	11,393	7,056	4,337	61.5%
Total net operating expenses	40,351	33,868	6,483	19.1%	87,982	86,922	1,060	1.2%
Operating loss	(10,137)	(18,113)	7,976	(44.0)%	(16,950)	(26,593)	9,643	(36.3)%
Other income (expense):
Interest expense	(36)	(20)	(16)	80.0%	(2,787)	(58)	(2,729)	(4,705.2)%
Interest expenses to related parties	(1)	(4)	3	75.0%	(400)	(345)	(55)	(15.9)%
Interest income	1,322	137	1,185	865.0%	1,707	403	1,304	323.6%
Loss on extinguishment of debt	—		—	—%	(4,502)		(4,502)	—%
Other income (expense)	(345)	(212)	(133)	(62.7)%	(493)	(244)	(249)	(102.0)%
Total other income (expense)	940	(99)	1,039	1,049.5%	(6,475)	(244)	(6,231)	(2,553.7)%
Loss from continuing operations	(9,197)	(18,212)	9,015	49.5%	(23,425)	(26,837)	3,412	12.7%
Income tax expense	(195)	(172)	(23)	(13.4)%	(550)	(290)	(260)	(89.7)%
Net loss from continuing operations	(9,392)	(18,384)	8,992	48.9%	(23,975)	(27,127)	3,152	11.6%
(Loss) income from operations of discontinued operations	(176)	8,016	(8,192)	(102.2)%	1,469	32,226	(30,757)	(95.4)%
Gain on sale of discontinued operations	300	—	300	100.0%	7,919	—	7,919	100.0%
Net income from discontinued operations	124	8,016	(7,892)	(98.5)%	9,388	32,226	(22,838)	(70.9)%
Net (loss)	(9,268)	(10,368)	1,100	10.6%	(14,587)	5,099	(19,686)	(386.1)%
Net income (loss) attributable to non-controlling interests	164	(2,318)	$2,482	107.1%	2,539	(848)	3,387	399.4%
Net (loss) income attributable to Holdings II, LP	$(9,432)	$(8,050)	(1,382)	(17.2)%	$(17,126)	$5,947	$(23,073)	(388.0)%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Software licenses	$857	$562	$295	52.5%	$2,121	$3,773	$(1,652)	(43.8)%
Software maintenance and support	5,838	4,462	1,376	30.8%	15,143	13,442	1,701	12.7%
Professional services	4,834	5,139	(305)	(5.9)%	17,764	17,092	672	3.9%
Medical billing and services	19,821	8,446	11,375	134.7%	59,992	26,899	33,093	123.0%
Total revenues	31,350	18,609	12,741	68.5%	95,020	61,206	33,814	55.2%
Cost of revenues:
Cost of vehicle sales
Cost of goods sold	218	93	125	134.4%	359	252	107	42.5%
Cost of service	15,289	10,011	5,278	52.7%	52,072	28,687	23,385	81.5%
Total cost of revenues	15,507	10,104	5,403	53.5%	52,431	28,939	23,492	81.2%
Gross profit	15,843	8,505	7,338	86.3%	42,589	32,266	10,323	32.0%
Operating expenses (income):
Selling, general and administrative expenses	9,711	7,420	2,291	30.9%	26,164	20,528	5,636	27.5%
Rent expense	1,023	294	729	248.0%	2,992	1,425	1,567	110.0%
Loss (income) from equity method investments	4,780	(144)	4,924	3,419.4%	3,707	(1,066)	4,773	447.7%
Depreciation and amortization	3,583	2,280	1,303	57.1%	10,996	6,640	4,356	65.6%
Total net operating expenses	19,097	9,850	9,247	93.9%	43,859	27,527	16,332	59.3%
Operating (loss) income	$(3,254)	$(1,345)	$(1,909)	(141.9)%	$(1,270)	$4,739	$(6,009)	(126.8)%

Comparison of the three months ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022 and 2021, the Technology-Enabled Services segment generated revenues of $31.4 million and $18.6 million, respectively. This represents an increase of approximately $12.7 million, or 68.5%. The increase in revenue was primarily due to additional revenues related to HPI’s acquisition of AHS on September 30, 2021 of $10.7 million. In addition there was $1.6 million of increased billings at Cantata, a $0.7 million increase in revenue from existing customers at HPI, and $0.3 million of increases from one time sales at Halo. These increase were partially offset by a decrease of $0.3 million in service revenue at MDS and a decrease of $0.2 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the three months ended September 30, 2022 and 2021, overall cost of revenues was $15.5 million and $10.1 million, respectively. This represents an increase of approximately $5.4 million, or 53.5% primarily due to the additional costs related to HPI’s acquisition of AHS of $5.3 million, an increase of $0.8 million in personnel costs at Halo partially offset by a decrease of $0.8 million in outsourcing at HPI.

Gross Profit

For the three months ended September 30, 2022 and 2021, our gross profit was $15.8 million and $8.5 million, our gross margin percentage was 50.5% and 45.7%, respectively. This represents an increase of $7.3 million, or 86.3%. This increase was primarily due to the acquisition of AHS by HPI. The gross margin percentage increase is due to additional sales from the AHS acquisition partially offset by additional personnel costs incurred at Halo to support the acquisition of ProComp which have not yet resulted in increased sales and additional payroll and other costs associated with the AHS acquisition.

Net Operating Expenses

For the three months ended September 30, 2022 and 2021, operating expenses were $19.1 million and $9.9 million, respectively. This represents an increase of $9.2 million, or 93.9%. This increase is primarily due to the impairment of the investment in HIS of $5.1 million, the additional selling, general and administrative expenses related to the acquisition of AHS by HPI of $1.4 million plus $0.7 million of rent expense, an increase of $1.7 million in depreciation and an increase in personnel costs of $1.0 million at Halo partially offset by decreases of $0.4 million in depreciation and other expenses at Halo.

Operating Loss

For the three months ended September 30, 2022 and 2021, operating loss was $3.3 million and $1.3 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

For the nine months ended September 30, 2022 and 2021, the Technology-Enabled Services segment generated revenues of $95.0 million and $61.2 million, respectively. This represents an increase of approximately $33.8 million, or 55.2%. The increase in revenue was primarily due to additional revenues related to HPI’s acquisition of AHS on September 30, 2021 of $32.4 million, $0.7 million of increases from existing HPI customers, $0.7 million of increases from existing MDS customers, $1.7 million of increases from existing customers at Halo, partially offset by a net decrease of $1.6 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the nine months ended September 30, 2022 and 2021, overall cost of revenues was $52.4 million and $28.9 million, respectively. This represents an increase of approximately $23.5 million, or 81.2% primarily due to the additional costs related to HPI’s acquisition of AHS of $18.3 million, an increase in payroll and employee cost of $3.8 million due to new and increased business from existing customers, an increase of $4.9 million in personnel costs at Halo partially offset by a decrease in purchased services of $1.6 million at Halo and decreases of $1.3 million in outsourcing at HPI and $1.3 in professional services at MDS.

Gross Profit

For the nine months ended September 30, 2022 and 2021, our gross profit was $42.6 million and $32.3 million, our gross margin percentage was 44.8% and 52.7%, respectively. This represents an increase of $10.3 million, or 32.0%. This increase was primarily due to the acquisition of AHS by HPI which increased gross profit by $14.1 million partially offset by a decrease at Halo of $4.5 million. The gross margin percentage decrease is due to the acquisition of AHS by HPI on September 30, 2021 and the associated increases in sales and payroll costs, gross margin at HPI without AHS was 36.5%% for the nine months ended September 30, 2022 compared 46.3 % for the nine months ended September 30, 2021 as a result of the costs incurred during the AHS acquisition, gross margin at Halo was 50.5% and 66.1% for the nine months ended September 30, 2022 and 2021, respectively, gross margin at AHS was 43.5% for the nine months ended September 30, 2022.

Net Operating Expenses

For the nine months ended September 30, 2022 and 2021, operating expenses were $43.9 million and $27.5 million, respectively. This represents an increase of $16.3 million, or 59.3%. This increase is primarily due to the impairment of the investment in HIS of $5.1 million, the additional selling, general and administrative expenses related to the acquisition of AHS by HPI of $5.1 million plus $1.6 million of rent expense and an increases of $0.8 million in software maintenance, $0.5 million in miscellaneous selling, general and administrative expenses at HPI, $5.3 million in depreciation and an increase in personnel costs of $1.0 million at Halo partially offset by decreases of $2.1 million in professional fees and $1.0 million in depreciation at Halo.

Operating (Loss) Income

For the nine months ended September 30, 2022 operating loss was $1.3 million compared to operating income of $4.7 million at September 30, 2021. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$24,933	$12,683	$12,250	96.6%	$54,050	$40,353	$13,697	33.9%
Utility resales	—	571	(571)	(100.0)%	—	2,622	(2,622)	(100.0)%
Total revenues	24,933	13,254	11,679	88.1%	54,050	42,975	11,075	25.8%
Cost and expenses:
Cost of goods sold	10,702	6,288	4,414	70.2%	25,962	18,069	7,893	43.7%
Total cost of revenues	10,702	6,288	4,414	70.2%	25,962	18,069	7,893	43.7%
Gross profit	14,231	6,966	7,265	104.3%	28,088	24,906	3,182	12.8%
Operating expense (income):
Selling, general and administrative expenses	10,919	7,309	3,610	49.4%	25,761	21,935	3,826	17.4%
Rent Expense	31	180	(149)	(82.8)%	327	497	(170)	(34.2)%
Loss (income) from equity method investments	2,934	(486)	3,420	703.7%	2,983	(210)	3,193	1,520.5%
Gain on disposal of businesses	—	—	—	—%	(4,424)	—	(4,424)	(100.0)%
Depreciation and amortization	132	115	17	14.8%	397	352	45	12.8%
Total net operating expenses	14,016	7,118	6,898	96.9%	25,044	22,574	2,470	10.9%
Operating (loss) income	$215	$(152)	$367	241.4%	$3,044	$2,333	$711	30.5%

Comparison of the three months ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022 and 2021, the Energy segment generated revenues of $24.9 million and $13.3 million, respectively. This represents an increase of approximately $11.7 million or 88.1%. The increase in revenue was primarily due to a $12.3 million increase in revenue at Erus Energy, LLC (“Erus”) due to permitting approvals received to operate on older installations during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 partially offset by the sale of Greenwave on January 1, 2022, which recorded revenue of $0.6 million for the three months ended September 30, 2021 with nil for the three months ended September 30, 2022.

Cost of Revenues

For the three months ended September 30, 2022 and 2021, overall cost of revenues was $10.7 million and $6.3 million, respectively. This represents an increase of $4.4 million, or 70.2%, primarily due to increases in revenue during the quarter partially offset by the timing of the recognition of costs related to installations receiving permitting approvals whose costs were incurred prior to the impact of increases in prices, labor and supply chain issues.

Gross Profit

For the three months ended September 30, 2022 and 2021, our gross profit was $14.2 million and $7.0 million, our gross margin percentage was 57.1% and 52.6%, respectively. This represents an increase of approximately $7.3 million, or 104.3%. This increase is primarily due to Erus revenue increasing by 96.6% and the increase in cost of revenue as a percentage of revenue at Erus decreasing to 42.9% for the three months ended September 30, 2022 from 47.4% for the three months ended September 30, 2021, respectively. Greenwave’s revenue is booked net as they are a broker of natural gas and there are no costs of revenue recorded.

Total Net Operating Expenses

For the three months ended September 30, 2022 and 2021, operating expenses were $14.0 million and $7.1 million, respectively. This represents an increase of $6.9 million, or 96.9%. This increase was primarily due to the impairment of the equity method investment in Quantum of $2.9 million, increases in loss from equity method investment in Quantum of $0.5 million, commissions of $2.0 million, payroll of $0.8 million and administrative costs of $0.3 million partially offset by decreases in rent of $0.1 million at Erus, and a decrease in selling, general and administrative expenses of $0.5 million at Greenwave due to the sale.

Operating (Loss) Income

For the three months ended September 30, 2022 and 2021, operating loss was $0.2 million and $0.2 million, respectively. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

For the nine months ended September 30, 2022 and 2021, the Energy segment generated revenues of $54.1 million and $43.0 million, respectively. This represents an increase of approximately $11.1 million or 25.8%. The increase in revenue was primarily due a $13.7 million increase in revenue at Erus due to permitting approvals received to operate on older installations during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 partially offset by the sale of Greenwave on January 1, 2022, which recorded revenue of $2.6 million for the nine months ended September 30, 2021 with nil for the nine months ended September 30, 2022.

Cost of Revenues

For the nine months ended September 30, 2022 and 2021, overall cost of revenues was $26.0 million and $18.1 million, respectively. This represents an increase of $7.9 million, or 43.7%, primarily due to increases in the costs of materials of $5.9 million due to price increases, related parts shortages, and supply chain issues and labor of $2.0 million due to increases in labor rates and multiple site visits to address the uncertain availability of parts.

Gross Profit

For the nine months ended September 30, 2022 and 2021, our gross profit was $28.1 million and $24.9 million, our gross margin percentage was 52.0% and 58.0%, respectively. This represents an increase of approximately $3.2 million, or 12.8%. This increase is primarily due to Erus revenue increasing by 33.9% and the increase in cost of revenue as a percentage of revenue at Erus which increased to 48.0% for the nine months ended September 30, 2022 from 44.8% for the nine months ended September 30, 2021, respectively, as well as the increase in the cost of materials and labor per install in 2022 for which we were unable to pass along these increased costs to the consumer. Greenwave’s revenue is booked net as they are a broker of natural gas and there are no costs of revenue recorded.

Total Net Operating Expenses

For the nine months ended September 30, 2022 and 2021, operating expenses were $25.0 million and $22.6 million, respectively. This represents an increase of $2.5 million, or 10.9%. This increase was primarily due to the impairment of the equity method investment in Quantum of $2.9 million, and increases in dealer commissions of $4.0 million, $0.8 in purchased leads, $0.5 in miscellaneous sales costs, at Erus, offset by the $4.4 million gain on sale of Greenwave in January 2022 and a decrease in selling, general and administrative expenses of $1.5 million at Greenwave due to the sale.

Operating Income

For the nine months ended September 30, 2022 and 2021, operating income was $3.0 million and $2.3 million, respectively. This increase is a result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues:
Service revenue	$—	$520	$(520)	100.0%	$—	520	$(520)	100.0%
Debt investment interest income	77	(296)	373	(126.0)%	248	0	248	—%
Gain (loss) on sale of investment securities	—	—	—	—%	—	(712)	712	100.0%
Unrealized gain on investment securities	76	—	76	100.0%	76	3,169	(3,093)	(97.6)%
Other revenue	—	60	(60)	(100.0)%	67	180	(113)	(62.8)%
Total revenues	153	284	(131)	(46.1)%	391	3,157	(2,766)	(87.6)%
Cost and expenses:
Cost of service	13	—	13	100.0%	36	—	36	100.0%
Total cost and expenses	13	—	13	100.0%	36	—	36	100.0%
Gross profit	140	284	(144)	(50.7)%	355	3,157	(2,802)	(88.8)%
Operating expenses (income)
Selling, general and administrative expenses	4,417	8,435	(4,018)	(47.6)%	13,181	22,363	(9,182)	(41.1)%
Managerial assistance fee, related party	2,939	3,098	(159)	(5.1)%	8,315	9,050	(735)	(8.1)%
(Income) loss from equity method investments	(118)	11	(129)	(1,172.7)%	(118)	11	(129)	(1,172.7)%
Loss (gain) on disposal of businesses	—	5,334	(5,334)	(100.0)%	(2,299)	5,334	(7,633)	(143.1)%
Depreciation and amortization	—	22	(22)	(100.0)%	—	64	(64)	(100.0)%
Total net operating expenses	7,238	16,900	(9,662)	(57.2)%	19,079	36,822	(17,743)	(48.2)%
Operating loss	(7,098)	(16,616)	9,518	57.3%	(18,724)	(33,665)	14,941	44.4%
Other income	1,475	21	1,454	6,923.8%	2,115	163	1,952	1,197.5%
Loss from continuing operations	(5,623)	(16,595)	10,972	(66.1)%	(16,609)	(33,502)	16,893	50.4%
Income (loss) from operations of discontinued operations	(176)	8,016	(8,192)	(102.2)%	1,469	32,226	(30,757)	(95.4)%
Gain on sale of discontinued operations	300	—	300	—%	7,919	—	7,919	—%
Net income from discontinued operations	124	8,016	(7,892)	(98.5)%	9,388	32,226	(22,838)	(70.9)%
Net loss of continuing and discontinued operations	(5,499)	(8,579)	3,080	35.9%	(7,221)	(1,276)	(5,945)	(465.9)%
Net income (loss) attributable to non-controlling interests	220	(1,831)	2,051	112.0%	2,074	(1,904)	3,978	208.9%
Net (loss) income attributable to Holdings II, LP	$(5,719)	$(6,748)	$1,029	15.2%	$(9,295)	$628	$(9,923)	(1,580.1)%

Comparison of the three months ended September 30, 2022 and 2021

Revenues

For the three months ended September 30, 2022 and 2021, revenue was $0.2 million and $0.3 million, respectively.

Total Net Operating Expenses

For the three months ended September 30, 2022 and 2021, operating expenses were $7.2 million and $16.9 million, respectively. This represents a decrease of $9.7 million, or 57.2%, primarily due to the loss of $5.3 million on the sale of Riverwalk recorded in 2021, a decrease of $1.2 million of OSP fees, a decrease in management assistance fees of $0.2 million and a decrease of $2.5 million due to the sale of Riverwalk Towers in September 2021, a decrease of $0.4 in miscellaneous expenses and an increase in loss on equity method investment of $0.1 million.

Operating Loss

For the three months ended September 30, 2022 and 2021, operating loss was $7.1 million and $16.6 million, respectively. This represents a decrease of approximately $9.5 million or 57.3%. This change can be explained as a combination of the above described changes in operating expenses.

Income from Discontinued Operations

For the three months ended September 30, 2022 and 2021, net income from discontinued operations was $0.1 million and $8.0 million, respectively. This represents a decrease of $7.9 million or 98.5%, primarily due to decreases of $7.3 million and $0.8 million, from the disposed automotive retail and physical therapy businesses respectively, partially offset by a $0.3 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

The 2022 loss from discontinued operations is comprised of $0.1 million from the disposed automotive retail segment due to the dealerships being sold. The 2021 income from discontinued operations is comprised of $7.3 million from the disposed automotive retail segment and $0.8 million from the disposed Physical Therapy segment.

Comparison of the nine months ended September 30, 2022 and 2021

Revenues

For the nine months ended September 30, 2022 and 2021, revenue was $0.4 million and $3.2 million, respectively. This represents a decrease of $2.8 million, or 87.6%, primarily due to a decrease in unrealized gain on investment securities of $3.1 million partially offset by a $0.7 million loss on sale of investment securities for the nine months ended September 30, 2021 with no such loss for the three months ended September 30, 2022.

Total Net Operating Expenses

For the nine months ended September 30, 2022 and 2021, operating expenses were $19.1 million and $36.8 million, respectively. This represents a decrease of $17.7 million, or 48.2%, primarily due to the loss on sale of $5.3 million on the sale of Riverwalk recorded in 2021, a $2.3 million gain on the sale of Middleneck in March 2022, a decrease of $3.5 million of OSP fees, a decrease in professional fees of $0.9 million, a decrease in management assistance fees of $0.7 million, a decrease of $0.5 in miscellaneous expenses and a decrease of $4.2 million due to the sale of Riverwalk Towers in September 2021.

Operating Loss

For the nine months ended September 30, 2022 and 2021, operating loss was $18.7 million and $33.7 million, respectively. This represents a decrease of approximately $14.9 million or 44.4%. This change can be explained as a combination of the above described changes in revenues and operating expenses.

Income from Discontinued Operations

For the nine months ended September 30, 2022 and 2021, net income from discontinued operations was $9.4 million and $32.2 million, respectively. This represents a decrease of $22.8 million or 70.9%, primarily due to decreases of $19.9 million and $2.6 million, from the disposed automotive retail and physical therapy businesses respectively.

The 2022 income from discontinued operations is comprised of $1.5 million from the disposed automotive retail segment due to the dealerships being sold. The 2021 income from discontinued operations is comprised of $28.9 million from the disposed automotive retail segment and $3.3 million from the disposed Physical Therapy segment.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$335,090	$356,574
Total current assets	425,432	472,006
Total current liabilities	59,978	72,479
Working capital	365,454	399,527
Total assets	$613,664	$703,546

Debt obligations are summarized below as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Promissory notes	$—	$55,000
Lines of credit	1,658	1,790
Installment notes	150	225
Total long-term debt	1,808	57,015
Less: current maturities	(1,758)	(2,205)
Less: debt issuance costs	—	(2,319)
Total long-term debt, net of current portion	$50	$52,491

Note payable related party, current portion	$—	$6,458
Note payable related party, net of current portion	$—	$—

Finance lease liabilities	$1,145	$597
Less: current portion	388	227
Finance lease liabilities, net of current portion	$757	$370

Operating lease liabilities	$4,855	$8,061
Less: current portion	2,392	3,992
Operating lease liabilities, net of current portion	$2,463	$4,069

The Partnership’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 were as follows:

	September 30,
(Dollars in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(1,901)	$(17,697)
Investing activities	53,469	(60,581)
Financing activities	(74,008)	48,108
Effect of exchange rate changes on cash	(44)	(38)
Net decrease in cash and cash equivalents	$(22,484)	$(30,208)

Total cash and cash equivalents on hand at September 30, 2022 and December 31, 2021 was $335.1 million, and $356.6 million respectively. In addition to this amount, there was total restricted cash of $18.2 million and $19.2 million respectively, as of September 30, 2022 and December 31, 2021. Included in cash on hand was $21.6 million and $23.5 million as of September 30, 2022, December 31, 2021, respectively, held by certain subsidiaries of the Partnership that was available for up streaming and immediate use without restriction. As of September 30, 2022, and December 31, 2021, the Partnership had working capital (current assets less current liabilities) of $365.5 million and $399.5 million, respectively. Working capital is inclusive of approximately $1.8 million, and $8.7 million, respectively, in aggregate principal outstanding under the Partnership’s related party promissory note, and current maturities of long-term debt. On June 29, 2022 the Partnership paid the $55.0 million Crestline loan in full plus fees and interest through the end of the year of $2.5 million.

Historically, the Partnership has incurred losses from continuing operations and has used cash to finance its operating activities. The Partnership incurred net loss from continuing operations of $24.0 million and used cash in operating activities of $1.9 million for the nine months ended September 30, 2022. The Partnership recorded net income of $9.4 million from discontinued operations, comprised of $7.9 million of gain on sale of discontinued operations and $1.5 million of income from operations of discontinued operations, during the nine months ended September 30, 2022. During the nine months ended September 30, 2022 $4.0 million in distributions were made to investors. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 1. Legal Proceedings” in Part II the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until 2023 at the earliest and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the ongoing pandemic, some or all of these matters may not be resolved for several years, and we do not expect them to materially affect the liquidity of the Partnership through at least November 30, 2023.

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

Nine months ended September 30, 2022 compared to September 30, 2021

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2022 compared to $17.7 million for the nine months ended September 30, 2021. This change of approximately $15.8 million was primarily due to a decrease in net income adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in gain on disposal of businesses of $12.1 million, loss on extinguishment of debt of $4.5 million, accounts receivable of $1.9 million, customer deposits of $6.5 million, discontinued operations of $19.3 million, loss on equity method investments of $7.8 million, operating lease liabilities of $1.2 million and decreases in accounts payable and accrued expenses of $12.4 million, unrealized gain on investment securities of $3.1 million, depreciation and amortization of $4.4 million, bad debt expense of $0.8 million, and contract assets $5.7 million.

Net cash provided by investing activities was $53.5 million for the nine months ended September 30, 2022 compared to net cash used of $60.6 million for the nine months ended September 30, 2021. Cash flows from investing activities primarily relate to acquisitions, capital expenditures and divestitures. The increase in cash provided by investment activities of $114.1 million was primarily due to the sales of Greenwave and Middleneck of $14.3 million and during the nine months ended September 30, 2022 with no sales during the nine months ended September 30, 2021, the purchase of AHS for $58.3 million during the nine months ended September 30, 2021 with no purchases during the nine months ended September 30, 2022, an increase of $35.8 million in distributions received from investees, decreases in the purchase of property and equipment and payments for intangibles and long lived assets of $3.6 million, and a decrease of $2.4 million in cash flows from discontinued operations during the nine months ended September 30, 2022.

Net cash used in financing activities was $74.0 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $48.1 million for the nine months ended September 30, 2021. The increase in cash used in financing activities of $122.1 million was primarily due to increases in repayments of notes payable-related party of $6.5 million, loans payable of $57.5 million, and distributions to partners of $4.0 million, partially offset by proceeds from loans and lines of credit of $57.6 million, debt issuance costs of $1.9 million, by an increase in distributions to non-controlling interests of $3.6 million and discontinued operations of $4.4 million.

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

The following table summarizes our payment obligations under certain contracts on September 30, 2022. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2022	2023-2024	2025-2026	2027+	Total
Contractual Obligations
Debt obligations	1,758	50	—	—	1,808
Interest on debt and notes payable, related party	62	1	—	—	63
Operating and finance leases, including imputed interest	2,930	2,660	516	—	6,106
Total	$4,750	$2,711	$516	$—	$7,977

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form 10/A, which was filed with the Securities and Exchange Commission on July 25, 2022.

Item 4. Control and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the nine months ended September 30, 2022, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

Other than progress made with respect to the remediation plan set forth under the heading “Remediation Plan” below, there were no changes in our ICFR identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three and nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our ICFR.

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

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the Internal Control - Integrated Framework (2013) issued by COSO, management is in the process of developing and implementing remediation plans to address these material weaknesses. Such plans will include, among other things:

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and nine months ended September 30, 2022, the Partnership paid $1.7 million and $4.2 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Partnership paid $1.0 million and $3.6 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, commenced an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claimed to have suffered millions of dollars in damages.

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July, 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a Court Order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

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

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-cv-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R. Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number.. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of November 2022, this case remains active.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19-cv-01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but after her death, her trust successfully moved to substitute.) The Complaint alleged civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees.

On June 1, 2022, the Western District of Texas Court consolidated this matter into Kinnie Ma v. Ascendant Capital, LLC et al. (19-cv-01050). The claims at issue in this case continue under the Kinnie Ma docket number.

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

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and a Final Order on Hearing was issued by the NHMVIB on August 12, 2022 in which it was ordered that Prime Subaru Manchester’s Protest was granted because SNE unreasonably withheld consent of the sale of the dealership to Group 1 in violation of New Hampshire law, and SNE’s claims were denied.

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated about the Motion for Rehearing and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, GPB Automotive Portfolio, LP will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the GPB Automotive Portfolio, LP’s Condensed Consolidated Financial Statements.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters.We continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

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
101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”): (i) the Registrant’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Registrant’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) the Registrant’s Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (iv) the Registrant’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) the notes to the Registrant’s Condensed Consolidated Financial Statements.

102*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 17, 2022