Form 10-K
period 2022-12-31
GPB Holdings II, LP
filed 2023-03-31
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 33 East 33rd Street, Suite 807 New York, NY 10016 (Address of principal executive offices)

Registrant’s telephone number, including area code (877) 489-8484

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A and A-1 Limited Partnership Units

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑ Yes ☐ No

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☑ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes  ☑ No

Indicate by check mark whether any of those errors or corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of Limited Partnership Units.

As of December 31, 2022 there were 5,892.48 Class A Limited Partnership Units and 3,168.26 Class A-1 Limited Partnership Units outstanding.

Documents Incorporated By Reference: None.

Exhibit Index is located on page 77 of this filing.

GPB HOLDINGS II, LP AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K” or “Annual Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this Annual Report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason.

Item 1. Business

Overview

GPB Holdings II, LP (“Holdings II”, the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015.

GPB Capital Holdings, LLC (“General Partner”, “GPB Capital”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership, dated April 26, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “SEC Action, Monitorship and Related Matters - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services” or “TES”) operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services that these portfolio companies provide include (i) the sale and licensing of various electronic health records software and (ii) practice management software platforms for ambulatory, acute and long-term care facilities. The customer base our TES portfolio companies serve is dispersed across the U.S., related territories and India. We also have one equity method investment in a business that provides the equipment and associated technology services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment (“Energy”) operates Erus Holdings, LLC (“Erus”), which provides services in the retail solar panel market. We also have one equity method investment in a business that provides customer acquisition services to the alternative energy industry.
●	Corporate and Other segment primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership.

Further information regarding our reportable business segments is contained in “Note 15. Business Segments” to the Consolidated Financial Statements. Further information regarding equity method investments is contained in “Note 7. Equity Method Investments” to the Consolidated Financial Statements.

SEC Action, Monitorship and Related Matters

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Mr. Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

The following discussion of the authority of various governing bodies related to GPB is qualified by reference to the Amended Monitor Order. See “Item 3 Legal Proceedings” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described above and in “Item 3. Legal Proceedings”. The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Highline Board of Directors (the “Board”) (now four members, see “Item 10. Directors and Executive Officers and Corporate Governance”) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees, on GPB’s behalf, all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a Management Services Agreement (“MSA”). As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any MSA, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the businesses owned by the Partnership, which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five-year term, through December 31, 2024.

Pursuant to the amended order of the EDNY Court on April 14, 2021, operational and financial decisions to be made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

For further discussion of the relationship between GPB and Highline, see “Item 10. Directors and Executive Officers and Corporate Governance” elsewhere in this Annual Report.

IMPACT OF COVID-19 ON OUR BUSINESSES

The effects of the COVID-19 pandemic continue to evolve. Our impacted businesses have rebounded well to at or near pre-COVID-19 sales levels. However, future COVID-19 outbreaks in the markets in which we operate may cause changes in customer behaviors, including a decrease for healthcare services, and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

IMPACT OF INTEREST RATES AND INFLATION ON OUR BUSINESSES

Our business and portfolio companies are affected by global and regional demographic and macroeconomic conditions such as economic downturns, inflation, rising interest rates and other related risks. In a high inflation environment, customers may be discouraged from purchasing our products in services in favor of other necessary expenditures. A significant downturn in economic growth, or recessionary conditions in the United States and other major economic regions for prolonged periods, may lead to adverse effects for our business and portfolio companies, including reduced demand for our products and services.

HUMAN CAPITAL RESOURCES

As of December 31, 2022, we employed approximately 3,300 persons on a full-time equivalent basis, including 2,500 in Technology-Enabled Services and 800 in Energy. We believe our employees are our greatest asset and we are committed to supporting our employees’ professional development as well as providing competitive benefits and a safe, inclusive workplace. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. They are guiding principles that we live by every day and are evident in everything we do and are dedicated to preserving operational excellence and being an employer of choice. We strive to attract, develop and retain high performing talent and we support and reward employee performance. The bases for recruitment, hiring, development, training, compensation and advancement at the Partnership are qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race, ethnicity, religion, age, disability, sexual orientation, or expression, and are routinely recognized for outstanding performance. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.

To ensure our employee’s health and well-being, we provide access to benefits and offer programs that support work-life balance and overall well-being including financial, physical and mental health resources. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct training to prevent all types of harassment and discrimination and monitor employee conduct year-round. The Partnership believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion help the Partnership meet the needs of its customers. We strive to maintain a culture that enables all employees to be treated with dignity and respect while devoting their best efforts to performing their jobs to the best of their respective abilities and operate in a supportive culture that incorporates highly ethical behavior. The Partnership measures employee engagement on an ongoing basis as it believes an engaged workforce leads to a more innovative, productive and profitable company. The results from engagement efforts are used to implement and enhance programs and processes designed to keep employees connected with the Partnership. Employee levels are managed to align with the pace of business.

AVAILABLE INFORMATION

Our SEC filings are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

We also make available through our web site at http://www.gpb-cap.com in the “Monitor Info & SEC Filings — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference. Occasionally, we may use our web site as a channel of distribution of material Partnership and GPB information.

The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this Annual Report nor should it be deemed to have been filed with the SEC.

GPB Holdings II, LP (December 2022)

OUR SEGMENTS

The following is a summary of our revenues by segment for the fiscal year ended December 31, 2022:

●	Technology-Enabled Services - $124.1 million
●	Energy - $68.9 million

Loss from equity method investments for the fiscal year ended December 31, 2022 were:

●	Technology-Enabled Services - $4.0 million
●	Energy - $2.9 million

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

As of December 31, 2022, the Partnership has the following reportable segments:

●	Technology-Enabled Services;
●	Energy; and
●	Corporate and Other.

The last segment, which we refer to as “Corporate and Other,” primarily consists of other operating segments that are not reportable under the quantitative thresholds, or are selling, general and administrative expenses of the Partnership.

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Our strategy, in the segments in which we choose to participate, is to own and operate in whole or in part, income producing, middle-market private companies primarily in North America with a focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we own controlling interests in operating companies and provide managerial expertise and working capital to develop the operations and enhance the overall value of the business. In other situations, we own equity interests that enable us to exercise significant influence but not control over the businesses. Following our strategy, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our consolidated statements of operations.

Our focus is on owning and operating our portfolio companies in our Technology-Enabled Services and Energy segments. We also intend to maintain and maximize the value of all of our other investments, which are made for the purpose of generating income from operations on a long-term basis. We intend to continually consider strategic transactions on an opportunistic basis, such as spinoffs of businesses, the sale of one or more portfolio companies, or the sale of one or more of our business segments.

TECHNOLOGY-ENABLED SERVICES

Business plan

Management’s business plan is to primarily focus on the Technology-Enabled Services segment and the portfolio companies within this strategy. Management believes that the expertise and experience of the investment team in this segment will provide the greatest returns for the Limited Partners. The Partnership intends to continue to work with the current Technology-Enabled Services portfolio companies to improve the efficiency of operations, profitability and continue to produce income for future distributions. As valuation metrics improve from the on-going focus on improvement in the business, the investment team expects to begin to look for potential buyers and formulate the appropriate exit strategies to maximize returns for the Limited Partners.

Healthcare IT

Our Healthcare IT portfolio companies focus on revenue cycle management (“RCM”) services and electronic healthcare records (“EHR”) software. The products provided include the sale, licensing, hosting and support of various enterprise level clinical and financial software platforms for large and small ambulatory, acute and long-term care facilities within the private sector.

The services provided relate to the coding, billing, collection, and analytics around payor side patient encounters for nearly all healthcare provider specialties. Our product suite consists of the following categories:

●	RCM software, which stores, manages, and codes patients’ billing records to be used for payor and insurance provider billing;

●	Clinical EHR software, consisting of applications that intake, receive, process, and catalog various patient health data generated from provider encounters. In addition, a patient-facing portal is provided, which centralizes critical patient data across the organization;
●	General financial statement preparation/accounting software, which include applications used to manage the general ledger, including accounts payable, accounts receivable, fixed assets, etc., within the healthcare industry;
●	RCM services, which includes the process of identifying, collecting and managing the healthcare practice’s revenue from payers based on the services provided; and
●	Data analytics and insight packages related to clinical and financial metrics that are provided to healthcare stakeholders to improve care outcomes.

We have acquired controlling interests in companies that have strong established relationships with their customer bases:

●	Meta Healthcare IT Solutions, LLC doing business as Cantata Health, LLC (“Cantata”), which focuses on RCM and EHR software solutions for post-acute and behavioral health environments.
●	Cantata Healthcare Solutions, LLC doing business as Experience Care, LLC which focuses on RCM and EHR software solutions for long term care, skilled nursing, and assisted living environments.
●	HealthPrime International, LLC (“HealthPrime” or “HPI”), which provides revenue cycle management and data/analytics based practice management tools for small to large independent medical groups across the U.S.
●	AdvantEdge Healthcare Solutions, Inc. and its wholly-owned subsidiary AdvantEdge Healthcare Solutions Pvt. Ltd. (“AHS”), which focuses on RCM solutions to physician practices and institutions in the U.S., which has been consolidated into HPI.
●	Micro Development Services, Inc. (“MDS”), which operates as a consultative healthcare IT system and EHR software vendor for ambulatory physician groups in the U.S., which has been consolidated into HPI.
●	Pro-Comp Software Consultants, Inc., which focuses on EHR software, which has been consolidated into Cantata.

Healthcare IT Industry

Strategy

Our strategy in our Healthcare IT portfolio is to focus on a customer base that will allow us to recognize a high percentage of monthly recurring revenue (“MRR”) compared to one-time installation revenues. Once a customer has formed a relationship with one of our Healthcare IT portfolio companies, they tend to remain with us through multi-year renewable contracts due to the significant time and resources required to switch providers. In addition to MRR streams, our Healthcare IT portfolio companies offer additional high margin professional services (e.g., system and process evaluation and implementation). These types of services require trained IT professionals to provide service on the ground and in-house. Our objective is to leverage our established customer relationships in order to effectively function as an outsourced IT department.

Competition

There is substantial competition in the Healthcare IT industry, which we expect to increase, including consolidation of our customer base as a result of merger and acquisition activity. Many of our competitors have demonstrated an ability to be more nimble than we have been and have reacted to the changing industry trends before we have. If we do not respond timely to customer requirements, we may lose those customers and our business will be negatively impacted. We also may be competing with various regional RCM companies, some of which have greater financial resources than we have, may continue to consolidate and expand into broader markets, which could negatively impact our ability to retain market share.

A number of factors act as barriers to entry and work in favor of established market participants to buffer them from the competitive environment. Providers must have extensive knowledge of the healthcare sector, as well as a highly developed and effective team of technology professionals with the technological and managerial infrastructure to service their clients and access to capital. Our Healthcare IT customers have complex needs that only an expert Technology-Enabled Services team can meet efficiently, effectively, profitably and at scale. A successful Healthcare IT portfolio company will have built out its infrastructure over time, typically at significant expense over a period of years. Such infrastructure enables companies such as ours to have clients sign multi-year contracts.

Seasonality

Seasonality is not a significant factor for our Healthcare IT sector as contracts entered into tend to be long-term in duration.

Regulatory

As participants in the healthcare industry, our operations and relationships in the Technology-Enabled Service Segment, and those of our Technology-Enabled Services clients, are regulated by a number of foreign, federal, state and local governmental entities. The impact of these regulations on us is both direct and indirect in terms of the level of government reimbursement available to our Technology-Enabled Services clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our Technology-Enabled Services clients in a manner that complies with those laws and regulations. The ability of our Technology-Enabled Services clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with practice groups, hospitals and other healthcare provider clients are unique and the Healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the United States, there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us.

In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth. The healthcare industry generally and the EHR industry specifically are expected to continue to undergo significant legal and regulatory changes for the foreseeable future, which could have an adverse effect on our business, financial condition and operating results. We cannot predict the effect of possible future enforcement, legislation and regulation.

For additional information regarding these risks and their potential to materially adversely impact our business, see “Item 1A. Risk Factors—Risks Related to Our Business and Segments—We are subject to a number of extensive governmental laws and regulations. Failure to comply with these laws and regulations can be costly and time consuming”.

Intellectual Property

●	Our key intellectual property assets that allow us to deliver our Healthcare IT product suite consist of the following proprietary software platforms:
●	Optimum - a complete, end-to-end platform, which integrates financial information, revenue cycle and clinical solutions. It is also a customizable solution that can be tailored to hospital specific purposes and needs;
●	Net Solutions - a comprehensive and integrated software solution covering the unique financial and clinical needs of skilled nursing facilities, assisted living facilities and independent living facilities. It has ability to interface with a variety of third party systems, including niche clinical vendors, such as dietary management and therapy management; and
●	Virtual Manager - a proprietary multi-faceted technology solution that allows most claims to be submitted without human intervention.

ENERGY

We have a controlling ownership position in one company in the retail energy sector:

●	Erus, located in Phoenix, Arizona, has built a vertically integrated business model, where it provides installation of solar panel systems that Erus purchases from third-party manufacturers. Erus’ customers are residential and small to middle market commercial businesses located primarily in Arizona, New Mexico and Texas. Erus’ vertically integrated model strives to lower customer costs and offer consumers solar equipment through scalable, cost-effective and consumer-friendly sales channels. These channels consist of an online lead generation function, including through third-party lead providers, a tele-sales and field sales team, a direct-to-home sales force, a retail sales team and a project management and installation organization.

Supply Chain Disruptions

Erus was impacted by supply chain issues in 2022, which slowed installation times and resulted in higher product costs. In addition, Erus’ operations are subject to general interest rate risks. A rise in rates may have a negative impact on the business, results of operations, and financial condition of Erus. The solar industry has and continues to experience supply chain disruptions due to ongoing economic uncertainty, as well as issues related to (i) the Antidumping and Countervailing Duties Anti Circumvention for solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam filed by a domestic solar manufacturer, (ii) the Uyghur Forced Labor Protection Act and Forced Labor Withhold Release Order and tariffs imposed under Section 201 of the Trade Act of 1974, (iii) any future disruptions due to the ongoing conflict between Russia and Ukraine, if any, and (iv) a rise in global inflationary pressures. Although the supply chain disruptions have eased during the fourth quarter of 2022, the shortage of certain electrical components used in the manufacturing of Siemens and Eaton meter cans caused delays in achieving Permission-to-Operate (“PTO”) status, a critical milestone when revenue can be recognized. In order to offset the negative impacts of supply chain disruptions, Erus’ management works closely with its suppliers to ensure the required materials for its systems are ordered and obtained prior to their scheduled installation date and, in the event of a delay, alternative installation plans are put in place in a timely manner and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations. Erus’ management also monitors the market for potential alternative panel brands and if there is any issue with its current supplier, Erus is able to quickly notify its design and sales teams that alternative panels are being used to ensure the correct plans are generated and presented to the customer on a timely basis and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations.

Business Plan

Management’s business plan in the Energy segment is to continue working closely with the Energy portfolio companies to improve efficiency of operations, profitability and continue to produce income for future distributions. Based on the focus on Technology-Enabled Services and current market conditions, management will continue to evaluate the investments in this sector in order to maximize returns for the Partnership.

Strategy

Our energy investments were originally conceived to capitalize on growth and unique opportunities in the deregulated retail energy and in the renewable energy markets which were and are viewed as related and synergistic. However, our energy investments are separately operated companies focused on different sub-sectors within the energy industry and are thus not integrated and operated as one energy company. Going forward, management intends to evaluate the investment in these businesses with a goal of maximizing our returns for our Limited Partners.

Competition

Erus’ primary competitors are other solar Photovoltaics (“PV”) system sales and installation companies. These include dedicated residential solar sales companies, dedicated residential solar installation companies and similar vertically integrated residential solar PV companies. We believe that Erus competes favorably with these companies based on its unique multi-channel approach, differentiated customer experience and focus on controlling customer acquisition costs and time to installation. Some of Erus’ competitors focus on third party ownership of the PV systems, whereas Erus focuses on selling customer-owned systems, which we believe provides a greater long-term value to customers.

Seasonality

Erus’ quarterly solar PV system revenue fluctuates due to a variety of factors, including timing of installation and seasonal factors, particularly in the fourth quarter as a result of the holiday season and weather-related installation delays.

Seasonality drives usage volumes in cycles for deregulated energy markets. During the late fall and winter seasons, when heating demand is high, energy consumption increases. In the late spring and summer time, cooling demand increases. Such annual cycles drive volatility in energy markets and often times, opportunity to switch customers who may be dissatisfied with their incumbent provider, or particularly price-sensitive after a cold winter, hot summer or other unexpected weather events.

As a result of these market dynamics, with usage increasing many-fold in winter and dropping off significantly in summer, significant seasonality-related risk management is required. A comprehensive risk management program to manage seasonal usage volumes, credit requirements and targeted seasonal customer acquisition programs is vital to the company’s success. Revenue and profitability follow seasonal patterns and are subject to market and weather based volatility.

Regulatory

Historically, our Energy strategy has been almost entirely focused on serving the retail deregulated energy sector, and thus our business carries substantial risk relating to deregulated energy markets, regulatory action, changes in regulatory framework and is highly dependent upon competition, pricing and other factors relating to deregulated competitive energy markets. In both our inbound and outbound service offerings, we primarily act as an outsourced provider for retail energy service companies (“ESCOs”) and thus are subject to risks relating to those businesses.

The retail energy industry is highly regulated, and ESCOs face risks due to increased and rapidly changing regulations and increasing monetary fines by the state regulatory agencies. Regulations may be changed or reinterpreted and new laws and regulations applicable to our business could be implemented in the future. To the extent that the competitive restructuring of retail electricity and natural gas markets is reversed, altered or discontinued, such changes could have a detrimental impact on our business and overall financial condition.

Some states are beginning to increase their regulation of the retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. Such increased regulation may make it more costly or unviable for ESCOs to operate in certain markets. Such increased regulation relating to ESCOs may also produce an increase in reporting requirements, hiring of additional staff or generally increase the cost of operation, thus reducing profitability. Our Energy strategy investment companies address both commercial and residential markets within the broader retail energy sector and thus may be subject to increased regulation relating to either or both. In certain cases, where increased regulation relates directly to sales, this may have a material impact on our business, such as when certain states or utility territories set requirements on what products may be sold to customers, which may impact our ability to provide competitive offerings to ESCOs or may reduce our ability to generate sufficient profit in those markets.

Our costs of doing business may also fluctuate based on changing state, federal and local rules and regulations. For example, many electricity markets have rate caps, and changes to these rate caps by regulators can impact future price exposure. Similarly, regulatory changes can result in new fees or charges that may not have been anticipated when existing retail contracts were drafted, which can create financial exposure. Our ability to manage cost increases that result from regulatory changes will depend, in part, on how the “change in law provisions” of our contracts are interpreted and enforced, among other factors.

CORPORATE AND OTHER

Our “Corporate and Other” segment is comprised of (i) Lending Operations, (ii) a continued 33.5% investment in Prime Automotive Group, an equity method investment, during its wind down, which includes the operations of one dealership which is included in discontinued operations, and (iii) the discontinued operations of automotive retail and physical therapy.

Business Plan

Going forward, we intend to pursue strategic dispositions of the assets from these businesses that have not yet been disposed of in the “Discontinued Operations and Dispositions” section below, with a goal of maximizing our returns for investors. The timing and our ability to dispose of these assets remains uncertain, and we will continue to evaluate potential disposition options, there being no assurances that we will be successful in finding opportunities favorable to us. While we continue to own these assets, we intend to continue to provide managerial expertise to develop and enhance the operations and overall value of the businesses.

DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of Automotive Dealerships

On September 12, 2021, GPB Portfolio Automotive, LP (“APLP”), Automile Parent, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC (“Capstone II”), Automile TY Holdings, LLC (each, a “Seller” and collectively, the “Sellers”) and Prime Real Estate Holdings, LLC (the “Real Estate Equity Seller” and, together with the Sellers, the “Seller Parties” and, together with their respective subsidiaries, the “Selling Entities”), each a Delaware limited liability company, entered into a purchase agreement (the “Automotive Purchase Agreement”) with Group 1 Automotive, Inc. (the “Purchaser” or “Group 1”), a Delaware corporation. Pursuant to the Automotive Purchase Agreement, the Seller Parties agreed to sell substantially all of the assets of the Selling Entities (“Prime Automotive Group”). APLP and Holdings II are each invested in GPB Prime Holdings, LLC (“GPB Prime”) through the Sellers, Holdings II through its wholly owned subsidiary Capstone II (owner of Orangeburg Subaru, LLC “Orangeburg”) and APLP through its interest in the other Sellers.

In November 2021, the Selling Entities obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Selling Entities obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Automotive Purchase Agreement.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was initially put in escrow by Group 1 and was subsequently released to the Selling Entities in April 2022. The Selling Entities continue to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester transaction.

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real estate includes $763.6 million received directly by GPB Prime which was, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, GPB Prime reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for distribution to APLP and the Partnership, of a sum of $570.0 million, $188.8 million of which was distributed to the Partnership. The Partnership continues to hold a 33.5% non-controlling interest in GPB Prime. In March and April 2022, GPB Prime reached additional agreements in principle with M&T Bank to allow for distributions to APLP and the Partnership, of a sum of $115.0 million, $38.5 million of which was distributed to the Partnership. In January 2023, an additional $8.0 was distributed to the Partnership.

As part of the Group 1 sale described above, Orangeburg, a 100% owned subsidiary of the Partnership, was sold for net proceeds of $24.6 million.

Sale of Alliance

On November 15, 2021, Alliance Physical Therapy Partners, LLC (“Alliance”), the Partnership and Alliance PT Buyer, Inc. (the “Buyer”) entered into a membership Interest Purchase Agreement whereby all of the Partnership’s membership interests were sold to the Buyer. The sale closed on December 21, 2021 at which time net proceeds of $119.0 million were received by the Partnership.

We no longer consolidate the Automotive and Physical Therapy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Automotive and Physical Therapy segments are reported as Discontinued Operations in the Consolidated Financial Statements. For further information on discontinued operations, See “Note 5. Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in “Item 15. Financial Statements and Supplementary Data”.

Sale of Riverwalk Tower

On September 17, 2021, GPB Riverwalk LLC, a Delaware limited liability company (“GPBR”) and a wholly owned subsidiary of the Partnership, and TRD Riverwalk LLC, an unrelated Florida limited liability company (“TRD”), entered into an Agreement on Purchase of Membership Interests (the “APMI”). The APMI provides for the sale of all the membership interests held by GPBR in Riverwalk Tower, LLC in exchange for a $28.3 million promissory note payable, bearing interest at 9.5% per annum compounded annually, up to the receipt by GPBR of $20.8 million, whereupon the interest will terminate and no longer accrue. The promissory note is open ended with no fixed term. Because of the uncertainty with collection of the promissory note, the Partnership recorded a loss on disposal of business of $5.3 million in the accompanying Consolidated Statement of Operations equal to the carrying value of the net investment in Riverwalk Tower LLC at the date of its sale. In the event it becomes probable that the promissory note will be paid by TRD, the Partnership may record a gain equal to the amount of such proceeds received.

Other Sales

On January 31, 2022, Greenwave Energy, LLC (“Greenwave”), a subsidiary of the Partnership entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for net proceeds of $4.4 million which were received in January 2022. The Partnership recorded a gain of approximately $4.4 million on disposal of the business in 2022.

In March, 2022, the Partnership sold 124 Middleneck Realty LLC (“Middleneck”), the real estate of its shuttered Tower Ford dealership for $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. Real estate with a $7.2 million carrying value is included in assets held for sale on accompanying Consolidated Balance Sheets as of December 31, 2021. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022.

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows, and prospects, and the performance of our limited partnership interests, which we refer to as “Units”, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that our current and prospective Limited Partnership Unitholders should consider include, but are not limited to, the following:

Risks Related to Our Business and Segments

●	Our portfolio companies operate in areas where it is essential to recruit qualified employees, and we may be unable to do so.
●	The industries in which we own and operate our portfolio companies are highly competitive. Our revenues and profitability could be materially and adversely affected if we are unable to effectively compete.
●	We are subject to a number of extensive governmental laws and regulations related to each of our segments. Failure to comply with these laws and regulations can be costly and time consuming.
●	We and our portfolio companies are involved in, and may in the future be subject to, additional litigation or threatened litigation or governmental proceedings, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.

Additional Risks Related to our Technology-Enabled Services Segment

●	The Technology-Enabled Services industry is subject to rapid innovation, which forces companies to move swiftly to react to changes in the industry.
●	Maintenance of state-of-the-art technology and network equipment is costly and requires expertise.

●	It can be difficult to accurately price our Technology-Enabled Services portfolio companies’ long-term service contracts, which could negatively affect our business.
●	Renewal of customer service contracts and establishment of new customer relationships are essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new relationships.
●	Our Technology-Enabled Services portfolio companies rely on their top vendor partners.
●	Our top vendor partners represent a significant percentage of our Technology-Enabled Services.
●	We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customers’ expectations, contractual obligations and regulatory requirements.
●	If the emerging technologies and platforms upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer.
●	We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments.
●	We may experience interruption at our data centers or client support facilities.

Additional Risks Related to our Energy Segment

●	The solar energy industry is an emerging market that is constantly evolving and may not develop to the size or at the rate Erus expects.
●	A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm Erus’ business, financial condition, results of operations, and prospects.
●	Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for Erus’ offerings.
●	Erus depends on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for its solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.
●	As the primary entity that contracts with customers, Erus is subject to risks associated with construction, cost overruns, delays, consumer borrowing rates, customer cancellations, regulatory compliance and other contingencies, any of which could have a material adverse effect on its business and results of operations.
●	Quantum Energy Holdings, LLC (“Quantum”) is involved in the business of alternative energy business process outsourcing, which involves factors specific to such industry that may not apply to our other portfolio companies and that could have a material adverse effect on Quantum’s business, financial condition and results of operations.

Risks Related to Current Economic and Market Conditions

●	An economic recession could impair our acquisitions and investments and harm our operating results.

●	Future outbreaks of COVID-19 could have a material adverse impact on our businesses, financial condition and results of operations.
●	We are subject to global and regional economic downturns, inflation, rising interest rates and related risks.
●	The conflict between Russia and Ukraine and related sanctions could negatively impact us.

Risks Related to the Partnership and its Operating Strategy

●	We may not receive distributions from our portfolio and investee companies, and we may be required under the terms of the LPA to make distributions to our Limited Partners in the future.
●	The limited control we have over our non-controlling equity interests increases the uncertainty associated with such equity interests.
●	Our investments in privately held businesses are illiquid, the fair value of the businesses is difficult to ascertain and an expedited sale of such businesses or our interests in such businesses could be difficult.
●	We and the General Partner are involved in material litigation. Resolving litigation disputes can be costly and time consuming.
●	We expend significant financial and other resources required to comply with the requirements of being a public reporting entity. These requirements may in the future place a strain on our systems and resources, which could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.
●	We have identified pervasive material weaknesses in our internal controls which could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.
●	Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

Risks Related to Our Association with the General Partner and Highline

●	We rely on Highline, GPB and its affiliates.
●	Expenses related to the General Partner and Highline are significant. We need to make substantial profits to avoid depletion of our assets and provide a return to our Limited Partners.
●	There are potential conflicts of interest between GPB and its affiliates and the Partnership that could adversely impact our results of operations.
●	Limited Partners have very limited rights to vote or to remove the General Partner.

Risks Related to the Units

●	Our Units are illiquid, have no public market and are generally transferable only with the consent of the General Partner. Redemptions of the Units are at the discretion of the General Partner and have been suspended indefinitely.
●	Our Limited Partners may be subject to filing requirements and may be subject to short-swing profits under the Exchange Act because of an investment in us. It can be expensive and burdensome to comply with filing requirements.
●	Investments in our Units may have adverse tax consequences.

RISKS RELATED TO OUR BUSINESS AND SEGMENTS

Our portfolio companies operate in areas where it is essential to recruit qualified employees, and we may be unable to do so.

The market for qualified employees in the industries and in the regions in which our portfolio companies operate, particularly for general managers and sales and service personnel in our retail businesses, is highly competitive and may subject us to increased labor costs during periods of low unemployment. There is also a high degree of competition for senior executive personnel with experience in these retail industries. The loss of any of our key employees or the loss of or the failure to attract qualified managers and senior executive personnel could have a material and adverse effect on our business and operations.

The industries in which we own and operate our portfolio companies are highly competitive. Our revenues and profitability could be materially and adversely affected if we are unable to effectively compete.

Our businesses operate in highly competitive environments. If our portfolio and investee companies are unable to compete successfully with existing or future competitors, our business, financial condition and results of operations could be materially and adversely affected, such potential effects by industry including:

Technology-Enabled Services

The Technology-Enabled Services industry, including the sub-industries in which we operate related to healthcare and hospitality, is highly competitive and fragmented and includes a large number of diverse participants. Certain Technology-Enabled Services companies have experienced reductions in the rates at which they bill large customers for services due to these highly competitive market conditions. Competition for clients and experienced personnel varies significantly by geographic area and by the type of service provided. Some or our competitors have substantially greater technical, financial and marketing resources and substantial name recognition, which may enable them to better serve clients and compete more effectively. These competitors may be able to adapt more quickly to new technologies and changes in customer needs or devote greater resources to the development, promotion, and sale of their services.

The Technology-Enabled Services industry is also being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Furthermore, some clients are choosing to move Technology-Enabled Services capabilities in-house and limit the use of companies specializing in Technology-Enabled Services.

Energy

Competitors of Erus include vertically integrated residential solar photovoltaic companies, deregulated energy suppliers and marketers, large publicly traded companies and large municipal or investor-owned utility companies. Some of these well-established, expansive companies may have access to greater volume and lower cost of capital than we do, which could adversely impact Erus’ ability to compete, and thus their results of business operations. Some of these competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause Erus to lose sales or market share or require them to lower product prices in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. Additionally, significant developments in alternative technologies, such as advances in other forms of distributed solar PV power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

We are subject to a number of extensive governmental laws and regulations related to each of our segments. Failure to comply with these laws and regulations can be costly and time consuming.

Violation and purported violations of laws and regulations, the cost of compliance with laws and regulations, changes in laws and regulations or the interpretation of existing laws and regulations in an unfavorable way could result in material and adverse consequences to us and our portfolio companies, financial condition and results of operations.

Technology-Enabled Services

As participants in the healthcare industry, our operations and relationships in the Technology-Enabled Services Segment, and those of our Technology-Enabled Services clients, are regulated by a number of foreign, federal, state and local governmental entities. The impact of these regulations on us is both direct and indirect in terms of the level of government reimbursement available to our Technology-Enabled Services clients and in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our Technology-Enabled Services clients in a manner that complies with those laws and regulations. The inability of any of our Technology-Enabled Services clients to comply with laws and regulations while using our solutions could affect the marketability of our products or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Because our business relationships with practice groups, hospitals and other provider clients are unique and the Healthcare IT industry as a whole is relatively young, the application of many state and federal regulations to our business operations and to our clients is uncertain. In the United States, there are federal and state privacy and security laws; fraud and abuse laws, including anti-kickback laws and limitations on physician referrals; numerous quality measurement programs being adopted by our clients; and laws related to distribution and marketing, including off-label promotion of prescription drugs, which may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. It is possible that a review of our business practices or those of our clients by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth.

Electronic Health Records

A number of federal and state laws govern the use and content of EHRs. The systems and services provided by our Technology-Enabled Services businesses must be designed in a manner that facilitates our clients’ compliance with these laws. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services.

Several of our products are certified by an Office of the National Coordinator for Health Information Technology-approved (“HITECH”) certifying body as meeting the standards for functionality, interoperability and security under HITECH. Our failure to maintain this certification or otherwise meet industry standards could adversely impact our business.

Under HITECH, eligible healthcare professionals and hospitals have been able to qualify for an additional Medicare and Medicaid payment for the Meaningful Use of certified EHR technology that meets specified objectives under the EHR Incentive program. Many of our products have been certified as compliant EHRs or modules, in accordance with the applicable certification criteria set forth by the Secretary of Health and Human Services (HHS), including the 2015 EHR Certification Edition criteria (the “2015 Edition”). Such certification does not represent an endorsement of our products or modules by HHS or a guaranty of the receipt of incentive payments by our clients. If our clients do not receive or lose expected incentive payments, this could harm their willingness to purchase future products or upgrades, and therefore could have an adverse effect on our future revenues.

On October 6, 2015, the Centers for Medicare and Medicaid Services (“CMS”) published its final rule on Stage 3 of the Meaningful Use Requirements for the Electronic Health Record Incentive Program. Stage 3 objectives were focused on improving the interoperability of EHR systems in different practices and are intended to bring about advancements in care delivery by requiring more advanced EHR functionality and standards for structuring data, increasing thresholds compared to Stage 1 and 2 measures, and requiring more coordinated care and patient engagement. New, complex regulatory requirements related to Stage 3 Meaningful Use certification and voluntary regulations were released within the 2015 Edition criteria. All providers were required to meet the Stage 3 objectives in 2018 for the entire calendar year in order to attest to Meaningful Use. Effective on January 1, 2017, the Merit-based Incentive Payment Systems (MIPS), established by the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), came into effect. Its goal was to transform the healthcare industry from a fee for service payment to a value-based payment. MIPS combined three existing quality and value reporting programs (PQRS, VBM and Meaningful Use) into a single points-based program. MIPSs and Meaningful Use Stage 3 operated simultaneously in 2017 and 2018 but in 2019 only certain Medicaid reporters were eligible for the Meaningful Use Stage 3 incentives. Eligible clinicians, who report under MIPS, earned a performance-based payment adjustment for their Medicare payments starting in 2019.

The MACRA and resulting regulations are also anticipated to lead our clients to request advanced quality measurement and analytic functionality within our products in order to be able to participate in the new payment models, including MIPs and Advanced Alternative Payment that have already been launched, and any future models that will be launched. Similar programs have also been created and are being expanded by commercial payers and non-governmental organizations, such as the National Committee for Quality Assurance, which oversee the Patient Centered Medical Home initiatives. The related product requirements are continually evolving and are not coordinated by these parties amongst themselves, which could cause us to expend additional resources to assist our clients.

Healthcare Reform and Increased Governmental Involvement

United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

The Affordable Care Act (the “ACA”), which was signed into law in 2010, has impacted us and our clients. Certain provisions of the ACA, such as those mandating reductions in reimbursement for certain types of providers or decreasing the number of covered lives in the United States or the depth of insurance coverage available to patients, have had a negative effect by reducing the resources available to our current and prospective clients to purchase our products. The ACA has been subject to numerous legal challenges and may be further amended or repealed in the future. There is a great deal of uncertainty concerning the potential impact of any such amendment or repeal as well as any legislation that may be enacted to replace the ACA if it is repealed in whole or in significant part.

Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential clients and curtailing broad acceptance of our products and services. Further examples of the federal government involvement could include requiring the standardization of technology relating to EHRs, providing clients with incentives to adopt EHR solutions or developing a low-cost government-sponsored EHR solution. Additionally, certain safe harbors to the federal anti-kickback statute and corresponding exceptions to the federal Ethics in Patient Referrals Act, known as the Stark Law, may continue to alter the competitive landscape. These safe harbors and exceptions are intended to accelerate the adoption of electronic prescription systems and EHR systems, and therefore provide new and attractive opportunities for us to work with hospitals and other donors who wish to provide our solutions to physicians. At the same time, such safe harbors and exceptions may result in increased competition from providers of acute EHR solutions, whose hospital clients may seek to donate their existing acute EHR solutions to physicians for use in ambulatory settings.

We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

Energy

Energy Sector Regulation

Historically, our Energy strategy has been almost entirely focused on serving the retail deregulated energy sector and thus our business carries substantial risk relating to deregulated energy markets, regulatory action, changes in regulatory framework and is highly dependent upon competition, pricing and other factors relating to deregulated competitive energy markets. In both inbound and outbound service offerings, we primarily act as an outsourced provider for retail energy service companies (“ESCOs”) and thus are subject to risks relating those businesses.

The retail energy industry is highly regulated, and ESCOs face risks due to increased and rapidly changing regulations and increasing monetary fines by the state regulatory agencies. Regulations may be changed or reinterpreted and new laws and regulations applicable to our business could be implemented in the future. To the extent that the competitive restructuring of retail electricity and natural gas markets is reversed, altered or discontinued, such changes could have a detrimental impact on our business and overall financial condition.

Some states have begun to increase their regulation of the retail electricity and natural gas markets in an effort to increase consumer disclosures and ensure marketing practices are not misleading to consumers. Such increased regulation may make it more costly or unviable for ESCOs to operate in certain markets, which subsequently may reduce the addressable market for Quantum to provide outsourced services in those markets. Such increased regulation relating to ESCOs may also cause Quantum to increase reporting requirements, to hire additional staff or generally increase its cost of operation, thus reducing profitability. Quantum addresses both commercial and residential markets within the broader retail energy sector and thus may be subject to increased regulation relating to either or both. In certain cases, where increased regulation relates directly to sales, this may have a material impact on our business, such as when certain states or utility territories set requirements on what products may be sold to customers, which may impact our ability to provide competitive offerings to ESCOs or may reduce our ability to generate sufficient profit in those markets.

Our costs of doing business may also fluctuate based on changing state, federal and local rules and regulations. For example, many electricity markets have rate caps, and changes to these rate caps by regulators can impact future price exposure. Similarly, regulatory changes can result in new fees or charges that may not have been anticipated when existing retail contracts were drafted, which can create financial exposure. Our ability to manage cost increases that result from regulatory changes will depend, in part, on how the “change in law provisions” of our contracts are interpreted and enforced, among other factors.

Telephone Consumer Protection Act

Liability under the Telephone Consumer Protection Act (“TCPA”) has increased significantly in recent years, and we face risks if we fail to comply. Our outbound telemarketing efforts on behalf of our clients and use of mobile telephone numbers to communicate with potential customers for our clients subjects us to regulation under the TCPA. Over the last several years, companies have been subject to significant liabilities as a result of violations of the TCPA, including penalties, fines and damages under class action lawsuits. In addition, the increased use by us and other consumer retailers of mobile telephones to communicate with potential customers for clients has created new issues of application of the TCPA to these communications.

In 2015, the Federal Communications Commission issued several rulings that made compliance with the TCPA more difficult and costly. Our failure to effectively monitor and comply with our activities that are subject to the TCPA could result in significant penalties and the adverse effects of having to defend and ultimately suffer liability in a class action lawsuit related to such non-compliance. In addition, our clients rely on our ability to comply with TCPA rules and requirements. Failure to do so, even if unintentional, could also impair client relationships and our ability to continue to successfully serve our clients due to reputational issues such failures could create. We purchase significant volumes of third party generated leads on behalf of our clients. While we take significant care to ensure that such third parties are in full compliance with TCPA and we utilize our own internal procedures to ensure this is the case, there is a risk that a third party could unknowingly violate TCPA rules which could potentially subject Quantum to penalties as well.

We and our portfolio companies are involved in, and may in the future be subject to, additional litigation or threatened litigation or governmental proceedings, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.

From time to time, we and our portfolio companies have been and/or may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general, whether or not any dispute actually proceeds to litigation. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant, or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. These costs may exceed the dollar limits of our insurance policies or may not be covered at all by our insurance policies. See “Item 3. Legal Proceedings” for more information.

Cyber-attacks or other breaches of any of our portfolio companies’ information systems, or those of third-parties with which any portfolio company does business, could have a material adverse effect on its business, financial condition, and results of operations.

From time to time, our portfolio companies face attempts by others to gain unauthorized access through the Internet, introduce malicious software to their information technology (IT) systems, or corrupt the processes of hardware and software products that they create and services they provide. Our portfolio companies providing information technology and professional services are particularly vulnerable to cyber-attacks or data breaches, and cyber-security risks for companies providing information technology and professional services, especially in healthcare-related industries, have increased over recent years. Their products may be a target of computer hackers, organizations or malicious attackers who attempt to gain access to their networks or data centers or those of their customers or end users; steal proprietary information related to their businesses, products, employees, and customers; or interrupt their systems or those of their customers or others. Furthermore, our portfolio companies are susceptible to similar attempts by their own employees or vendors who have access to their networks. From time to time, they also encounter intrusions or attempts at gaining unauthorized access to their networks.

While our portfolio companies seek to detect and investigate all unauthorized attempts and attacks against their networks and products, and to prevent their recurrence where practicable, they remain potentially vulnerable to known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of company and customer data may be compromised as a result of human error, product defects, or technological failures. These cyber-attacks or data breaches could result in the disruption of internal and customer-facing business operations, and could also result in the unauthorized disclosure, misuse, loss, and destruction of confidential and regulated information, including U.S.-designated personally identifiable information, personal data under the European Union Data Protection Directive, or protected health information under The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).

Our portfolio companies’ failure to protect such information could result in reputational damage, fines and penalties, litigation costs, external investigations, compensation costs including reimbursement and monetary awards, and/or additional compliance costs which could have a material, adverse impact. As the cyber threat landscape continues to evolve, our portfolio companies may be required to expend additional resources to enhance existing protective measures or implement new mitigation strategies. Losses caused by our portfolio companies’ failure to protect information and expenses incurred by their failure to address cyber threats could have a material adverse effect on our business, financial condition and results of operations.

Additional Risks Related to our Technology-Enabled Services Segment

The Technology-Enabled Services industry is subject to rapid innovation, which requires us to move swiftly to react to changes in the industry.

The success of our Technology-Enabled Services portfolio companies depends, in part, on their ability to implement and deliver IT solutions or Technology-Enabled Services that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences and requirements. Our Technology-Enabled Services portfolio companies may not be successful in anticipating or responding to these developments on a timely basis, and their offerings may not be successful in the marketplace. While we believe their product and service offerings distinguish our portfolio companies from their competitors, their competitors could develop new products or services that directly compete with their products and services or make them obsolete. Any one of these circumstances could have a material adverse effect on our Technology-Enabled Services portfolio companies’ ability to obtain and successfully complete client engagements.

Maintenance of state-of-the-art technology and network equipment is costly and requires expertise.

Technology is a critical foundation in our Technology-Enabled Services portfolio companies’ operations and service delivery. Technology-Enabled Services companies utilize and deploy internally developed and third-party software across various hardware environments. Our clients are highly dependent upon the high availability and uncompromised security of their systems. The systems are subject to the risk of an extended interruption or outage due to many factors, such as system failures, acts of nature and attacks from third parties.

We are engaged by our customers to meet their critical Technology-Enabled Services’ needs. If the reliability of our Technology-Enabled Services portfolio companies’ technology or network operations falls below required service levels, or if we are otherwise unable to deliver a level of services that meets our customers’ critical Technology-Enabled Services requirements, our business from existing and potential clients may be jeopardized. Furthermore, any failure of our services could expose us to claims for substantial damages.

Our Technology-Enabled Services portfolio companies actively compete with many other IT Service providers for qualified personnel (including professional IT staff, recruiters, sales people and management). The availability of qualified personnel may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements at agreed upon rates due to a lack of available qualified personnel may materially and adversely impact our business, financial condition and results of operations.

It can be difficult to accurately price the long-term service contracts of our Technology-Enabled Services portfolio companies, which could negatively affect our business.

Our Technology-Enabled Services portfolio companies have and may continue to enter into long-term contracts with customers that are priced based, in part, on forward-looking assumptions that may prove incorrect. If such assumptions are inaccurate, or if we otherwise fail to correctly price our customer contracts, particularly those that are fixed price and/or with lengthy contract terms, then our revenue, profitability and overall business operations may suffer. Further, if we fail to anticipate any unexpected increase in our cost of providing services, including the costs for payroll and related expenses, office space or technology, we could experience cost overruns and our contracts could be less profitable or unprofitable.

Renewal of customer service contracts and establishment of new customer relationships are essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new customer relationships.

In order for us to succeed, it is important that customers of our Technology-Enabled Services portfolio companies renew their agreements when the contract term expires and that our Technology-Enabled Services portfolio companies expand their customer relationships to add new market opportunities and related service revenue opportunity under management. Customer renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our Technology-Enabled Services portfolio companies’ solution and results, pricing, mergers and acquisitions affecting our customers or their end customers, the effects of economic conditions and reductions in our customers’ or their end customers’ spending levels. If our customers do not renew their agreements, renew on less favorable terms or fail to contract with our Technology-Enabled Services portfolio companies for additional service revenue management opportunities, or if we are not successful in originating new customer engagements, our Technology-Enabled Services portfolio companies’ revenue may decline and may not realize improved operating results and growth from their customer base.

Our Technology-Enabled Services portfolio companies derive a significant portion of their revenues from a limited number of customers.

Our Technology-Enabled Services portfolio companies have historically derived a significant portion of our revenues from a limited number of customers. The loss of, or a significant reduction in purchases by, one or more of these customers, or the failure by one of these customers to pay, could have a material adverse effect on a Technology-Enabled Services portfolio company’s business, financial condition and results of operations.

Our Technology-Enabled Services portfolio companies rely on their top vendor partners.

Our Technology-Enabled Services portfolio companies purchase products, directly and indirectly, for resale from our vendor partners, which include original equipment manufacturers and software publishers. From time to time, our Technology-Enabled Services portfolio companies’ vendor partners may terminate or limit our Technology-Enabled Services portfolio companies’ right to sell some or all of their products or change the terms and conditions or reduce or discontinue the incentives that they Technology-Enabled Services portfolio companies. For example, there is no assurance that, as our Technology-Enabled Services portfolio companies’ vendor partners continue to sell directly to end users and through resellers, they will not limit or curtail the availability of their products to resellers like our Technology-Enabled Services portfolio companies. Any such termination or limitation or the implementation of such changes could have a material adverse effect on our business, financial condition and results of operations.

We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customers’ expectations, contractual obligations and regulatory requirements.

Our Technology-Enabled Services strategy includes outsourcing to international partners in other countries and jurisdictions. Because of the nature of these cross-border relationships, certain risks arise that may affect our ability to conduct business and meet our obligations. The political environment of the service provider’s country can impact our profitability or ability to operate. There are a variety of decisions governments make that can affect individual businesses, industries, and the overall economy. These include taxes, spending, regulation, currency valuation, trade tariffs, labor laws such as the minimum wage, and environmental regulations. Cultural risk is introduced by language differences, varying communication protocols, differing work ethics and cultural norms. We may be vulnerable to different types of ethics associated with information sharing. We may be subject to contractual risk if our contracts are not specific or flexible enough to accommodate changes in the business environment. In addition, the viability of enforcing such contracts in another country may be inhibited. Further, we are subject to operations risk resulting from sub-par level service quality, cost overruns or business interruptions. We may be subject to sanctions and/or material if we fail to comply with the set of laws, industry standards and internal requirements that govern the Technology-Enabled Services environment/sector within our vendor partner’s country, which in addition to compliance risk, can subject us to reputational risk from such regulatory actions. Moreover, we may be subject to Business Continuity Risk if our ability to recover and/or restore partially or completely interrupted critical function(s) within a predetermined time after a disaster or extended disruption is sub-par due to geographical difference or natural or man-made disasters in the respective country of our Technology-Enabled Services partner. While we attempt to mitigate all of the above risks through various efforts, we can provide no assurances that all the above risks can be fully alleviated.

Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to serve our clients and materially adversely affect our business, results of operations and financial condition.

The practice of outsourcing services to organizations operating in other countries is a topic of political discussion in the United States. For example, measures aimed at limiting or restricting outsourcing by U.S. companies have been put forward for consideration by the U.S. Congress and in state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. If any such measure is enacted, our ability to provide services to our clients could be impaired.

In addition, from time to time there has been publicity about purported negative experiences associated with offshore outsourcing, such as alleged domestic job loss and theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers like us due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward global service delivery would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our clients operate.

If the emerging technologies and platforms upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer.

Our software products are built and depend upon several underlying and evolving relational database management system platforms. To date, the standards and technologies upon which we have chosen to develop our products have proven to have gained industry acceptance. However, the market for our software products is subject to ongoing rapid technological developments, quickly evolving industry standards and rapid changes in client requirements, and there may be existing or future technologies and platforms that achieve industry standard status, which are not compatible with our products.

We are dependent on certain licenses and other services from third parties, which may cause us to discontinue, delay or reduce product shipments.

We depend upon third-party licenses for some of the technology used in our products as well as other services from third party vendors. Most of these arrangements can be continued or renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

We may experience interruption at our data centers or client support facilities.

We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data at company-owned facilities and through third party hosting arrangements. In addition, we provide support services to our clients through various client support facilities. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

We may be subject to claims for system errors, warranties or product liability, which could have an adverse effect on our business, results of operations and financial condition.

Our software solutions are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions and billing. Therefore, users of our software solutions have a greater sensitivity to errors than the market for software products generally. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

We may be unable to establish or protect, and we may incur significant costs in enforcing, our intellectual property rights.

Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies, which are critical assets of our businesses. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all.

We have taken efforts to protect our proprietary rights, including licensing and confidentiality agreements, as well as our reliance on copyright, patent, trademark, trade secret and unfair competition laws. However, these efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate or use our intellectual property. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We may also conclude that, in some instances, the benefits of protecting our intellectual property rights may be outweighed by the expense.

Any failure to adequately establish or protect our intellectual property rights could allow competitors access to our technology and could materially and adversely impact our business and operating results. Further, any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us, which could materially and adversely impact our operating results. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition and operating results.

Additional Risks Related to our Energy Segment

The solar energy industry is an emerging market that is constantly evolving and may not develop to the size or at the rate Erus expects.

Erus’ revenues are primarily derived from products utilized in solar photovoltaic installations. Thus, its future success depends on continued demand for solar energy solutions and the ability of vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and Erus cannot be certain that consumers, businesses, or utilities will adopt solar photovoltaic systems as an alternative energy source at levels sufficient to grow its business. If demand for solar energy solutions fails to develop sufficiently, demand for Erus’ products may not increase as we expect, which would have an adverse impact on its ability to increase our revenue and grow our business.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm Erus’ business, financial condition, results of operations, and prospects.

Decreases in the retail prices of electricity from the utility grid, or other renewable energy resources, would make the purchase of solar PV systems less economically attractive and would likely lower sales of Erus’ products. The price of electricity derived from the utility grid could decrease as a result of:

●	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy, or other generation technologies;
●	relief of transmission constraints that enable local centers to generate energy less expensively;
●	reductions in the price of natural gas, or alternative energy resources other than solar;
●	utility rate adjustment and customer class cost reallocation;
●	energy conservation technologies and public initiatives to reduce electricity consumption;
●	development of smart-grid technologies that lower the peak energy requirements of a utility generation facility;
●	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
●	development of new energy generation technologies that provide less expensive energy.

Moreover, if the cost of electricity generated by solar photovoltaic installations incorporating Erus’ systems is high relative to the cost of electricity generated from solar photovoltaic installations, its business, financial condition, and results of operations may be harmed.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for Erus’ offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed solar photovoltaic power generation, storage solutions, such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production, may have a material adverse effect on Erus’ business and prospects. Any failure by Erus to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

Erus’ business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits, and the expiration, elimination or reduction of these rebates and incentives could adversely impact Erus’ business.

Federal, state, local and foreign government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. Because Erus’ customers’ sales are typically into the on-grid market, the passing of the Green Energy for America Act could positively affect the desirability of solar electricity and could extend the growth of the solar electricity industry and Erus’ business, financial condition and results of operations. In 2022, the U.S. congress extended the solar 30% Investment Tax Credit (ITC) until 2032, then decrease to 26% for systems installed in 2033 and to 22% for systems installed in 2034. The extension of the ITC could help grow the U.S. solar market for residential projects.

In general, subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminate due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar photovoltaic industry and Erus’ business.

Erus depends on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for its solar service offerings. Erus has experienced disruptions in the past and any shortage, delay or component price change in the future from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in further sales and installation delays, cancellations, and loss of market share.

Several of Erus’ system components are either single-sourced or sourced from a limited number of suppliers. As a result, the failure of any of its suppliers to perform could disrupt its supply chain and adversely impact its operations. In addition, some of Erus’ suppliers are smaller companies that have in the past and may in the future be unable to supply its increasing demand for such system components as it expands its business. If Erus fails to develop, maintain and expand its relationships with these or other suppliers, it may be unable to adequately meet anticipated demand for its solar service offerings, or it may only be able to offer its systems at higher costs or after delays. If one or more of the suppliers that Erus relies upon to meet anticipated demand ceases or reduces production, it may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and it may be unable to satisfy this demand. The acquisition of a supplier by one of Erus’ competitors could also limit its access to such components and require significant redesigns of its solar energy systems or installation procedures and have a material adverse effect on its business.

The production and installation of solar energy systems depends heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from Erus’ solar service offerings may be below its expectations, and its ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of Erus’ systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, or earthquakes. In these circumstances, Erus generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Extreme weather conditions, as well as the natural catastrophes that could result from such conditions, can severely impact Erus’ operations by delaying the installation of its systems, lowering sales, and causing a decrease in the output from its systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where Erus’ solar energy systems are installed. This could make Erus’ solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm Erus’ business, financial condition, and results of operations.

As the primary entity that contracts with customers, Erus is subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance and other contingencies, any of which could have a material adverse effect on its business and results of operations.

Erus is a licensed contractor in certain communities that it services, and it ultimately is responsible as the contracting party for every solar energy system installation. Erus may be liable to customers for any damage it causes to them, their home, belongings or property during the installation of our systems. For example, Erus, either directly or through its contractors, frequently penetrates customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems Erus deploys are high voltage energy systems, it may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

Quantum is involved in the business of alternative energy business process outsourcing, which involves factors specific to such industry that may not apply to our other portfolio companies and that could have a material adverse effect on Quantum’s business, financial condition and results of operations, including but not limited to:

●	Quantum’s operations are dependent upon its ability to protect its customer engagement centers and its information databases against damage that may be caused by fire, earthquakes, severe weather and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on its business, financial condition and results of operations. Notwithstanding precautions taken to protect it and its clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in Quantum’s ability to provide services to its clients.
●	Quantum’s business and growth depend in large part on the industry demand for outsourced customer engagement services. Outsourcing means that an entity contracts with a third party, such as Quantum, to provide customer engagement services rather than perform such services in-house. There can be no assurance that this demand will continue, as organizations may elect to perform such services themselves. A significant change in this demand could have a material adverse effect on Quantum’s business, financial condition and results of operations. Additionally, there can be no assurance that Quantum’s cross-selling efforts will cause clients to purchase additional services from it or adopt a single-source outsourcing approach.
●	The fundamental shift in Quantum’s industry toward global service delivery markets presents various risks to its business. Clients continue to require blended delivery models using a combination of onshore and offshore support. While Quantum has operated in Colombia successfully in the past, there can be no assurance that it will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on its business, financial condition, and results of operations. The success of Quantum’s offshore operations will be subject to numerous factors, some of which are beyond its control, including general and regional economic conditions, prices for its services, competition, changes in regulation and other risks. In addition, as with all of its operations outside of the United States, Quantum is subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer engagement solutions and services could have a material adverse effect on Quantum’s business, financial condition and results of operations.
●	Quantum’s international operations in Colombia are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks condition and results of operations.

RISKS RELATED TO CURRENT ECONOMIC AND MARKET CONDITIONS

In general, capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our business, financial condition, results of operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. On March 12, 2023, Signature Bank, the Partnerships primary banking relationship, was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Subsequent to March 12, 2023, GPB made efforts to reduce the

Partnership’s exposure to Signature Bank. As of the date of this filing, the Partnership’s exposure to Signature Bank is considered by Management to not be material to the Partnership.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of Signature Bank would have access to all of their money after only one business day following the date of closure and we and other depositors with Signature Bank received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. On March 19, 2023 Signature Bank’s assets were acquired by Flagstar Bank, N.A. Nonetheless, GPB is exploring other banking relationships with larger banking institutions. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions, including Signature Bank, with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, provide distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on our operations and liquidity.

An economic recession could impair our acquisitions and investments and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic recession that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. As a result, our non-performing assets would be likely to increase, and the value of our portfolio is likely to decrease, during future slowdowns or recessions. Adverse economic conditions have and may in the future result in interest rate increases by the Federal Reserve Board, and market interest rates have and may in the future increase in response to the Federal Reserve Board. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing the number of investments, acquisitions and loans we can make and could materially and adversely affect our business, financial condition and results of operations.

Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other parties, which could lead to defaults and, potentially, acceleration of the time when liabilities are due and foreclosure on such portfolio companies assets representing collateral for its obligations. Defaults or acceleration could trigger cross defaults under other agreements and jeopardize our ability to achieve our expected return on our investments in such portfolio companies. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Additionally, if we or any of the portfolio companies we have acquired or invested in are unable to pay their debts as they become due, we could suffer losses in our acquisitions and investments, which could materially and adversely affect our business, financial condition and results of operations.

Future outbreaks of COVID-19 could have a material adverse impact on our businesses, financial condition and results of operations.

Our impacted businesses have rebounded well to at or near pre-COVID-19 sales levels. However, future COVID-19 outbreaks in the markets in which we operate may in the future cause changes in customer behaviors, including a decrease for healthcare services, and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

We are subject to global and regional economic downturns, inflation, rising interest rates and related risks.

Our business and portfolio companies are affected by global and regional demographic and macroeconomic conditions such as economic downturns, inflation, rising interest rates and other related risks. For example, many of Erus’ customers finance their purchases, and high levels of inflation or increased interest rates may discourage such purchases. In addition, in a high inflation environment, customers may be similarly discouraged from purchasing our products in services in favor of other necessary expenditures. A significant downturn in economic growth, or recessionary conditions in the United States and other major economic regions for prolonged periods, may lead to adverse effects for our business and portfolio companies, including reduced demand for our products and services.

The conflict between Russia and Ukraine and related sanctions could negatively affect our business.

The conflict between Russia and Ukraine has, and any escalation of such hostilities could in the future, lead to increased market volatility and uncertainty, including the actual and potential effects of sanctions, limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, which could in the future have an adverse impact on macroeconomic factors that affect our business. As a result of Russia’s invasion of Ukraine, the United States has developed and implemented economic and financial sanctions packages. As the conflict between Russia and Ukraine continues, the United States and other nations may impose additional economic sanctions on, or take military action against, Russia. The impact of such economic sanctions or military actions could result in further market volatility and global economic uncertainty. Any of the foregoing consequences, in addition to those we cannot yet anticipate or predict, could materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO THE PARTNERSHIP AND ITS OPERATING STRATEGY

We may not receive distributions from our portfolio and investee companies, and we may be required under the terms of the LPA to make distributions to our Limited Partners in the future.

Our businesses’ abilities to make or sustain distributions to us depend on numerous factors, including the profitability of their existing operations, the availability of opportunities to expand operations, product and service offerings, retention of management personnel and key employees, the level and volatility of interest rates, their capital requirements, the availability of adequate short- and long-term financing, the financial markets and economic conditions. There can be no assurance that our businesses will be able to generate sufficient cash flow to pay their operating expenses and make significant distributions to us, or any distributions at all.

Under the terms of the LPA, distributions can be paid out of any available working capital, including Limited Partners’ invested capital in the Partnership. All of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors in accordance with the LPA. From the inception of the Partnership, distributions have not been and in the future may not be entirely comprised of income generated by the Partnership and therefore may not reflect a return or prospective return on investment. The actual tax characteristics of distributions made to Limited Partners are reflected annually on each Limited Partner’s Schedule K-1’s (IRS Form 1065).There can be no assurance that we will generate sufficient revenues to pay our operating expenses and make distributions to our Limited Partners from income generated by our portfolio companies and investee companies. Furthermore to the extent that we do not maintain a control position over a business (along or together with other entities controlled by GPB), we may not have the ability to ensure that distributions of available cash flow are made to us by such business for further distribution to Limited Partners. Regardless of the nature of the cash distributed, distributions to Limited Partners reduce the amount of capital available to operate our portfolio companies and investee companies and make capital improvements and other investments. Distributions also negatively impact the asset value per Unit of the Partnership.

The limited control we have over our non-controlling equity interests increases the uncertainty associated with such equity interests.

We may not control the portfolio companies for which we act as an investor or lender, even though we may have board representation or board observation rights. We are subject to the risk that the management of a portfolio company in which we acquired a non-controlling equity or debt interest may make business decisions with which we disagree and may take risks or otherwise act in ways that do not serve our or our investors’ interests. In cases where we do not own common equity, management and the board of directors or comparable body may not owe fiduciary duties to us. In these instances, decisions made without our input could decrease the value of our holdings, which could materially and adversely affect our business, financial condition and results of operations.

Our investments in privately held businesses are illiquid, the fair value of the businesses is difficult to ascertain and an expedited sale of such businesses or our interests in such businesses could be difficult.

As a general matter, the disposition of privately held businesses is a complex and uncertain process. There is no ready source of public information concerning purchase and sale interest in the market, and each such business is unique in terms of its brand, size, location, customer base, management, personnel, physical condition and other factors. The relative illiquidity of our assets could make it difficult for us to react to negative business or economic developments. We cannot count on raising funds quickly for capital improvement or other purposes by selling such assets because any sale of one of our businesses or our interests therein could take a significant amount of time to sell due to market conditions, availability of financing, lack of demand or other conditions. If we are required to sell one of our businesses or interests therein, we may be unable to sell assets or to realize what we perceive to be its fair value. Because there will be no readily available market for our businesses and interests in businesses, we could be required to dispose of them in the future at depressed prices to meet our cash needs or goal of returning capital to our Limited Partners.

Difficulties in reaching agreement on value with purchasers of our portfolio companies has resulted in the past and may result in the future on the inclusion of contingent payment terms, or “earnouts,” in our divestiture agreements. Earnout provisions are typically based on achievement by the divested business of earnings before interest, taxes, depreciation and amortization (“EBITDA”) or other financial performance measures in post-closing periods and raise a variety of risks for sellers, including the seller’s loss of control of the divested business during the period in which satisfaction of the earnout criteria is being measured, the risk that the buyer and seller will not be able to agree on whether milestones were achieved, attendant litigation risk and credit risk related to the buyer’s ability to satisfy the earnout obligations when they have been finally determined.

Our businesses and investments may also be difficult to value for accounting purposes. Carrying values assigned to our businesses and investments may not accurately reflect values that may be actually realized if we seek to dispose of them.

We and the General Partner are involved in material litigation. Resolving litigation disputes can be costly and time consuming.

The Partnership, the General Partner, as well as Ascendant and Axiom Capital Management, Inc. (“Axiom”), affiliated broker-dealers, and current and former officers and employees of the foregoing are defendants in lawsuits arising from the sale and marketing of the Units, including fees paid in connection therewith, and the operation of the Partnership, including the dissemination of information to Limited Partners regarding the Partnership and Partnership distributions. These lawsuits variously allege fraud and misrepresentation, misuse of investor funds, breach of fiduciary duty and other causes of action and seek substantial damages, injunctive relief, rescission, disgorgement and other remedies. As a result of outstanding litigation, there may be significant legal fees incurred by the Partnership.

GPB faces various regulatory and governmental matters, certain of which arise from its activities as our General Partner. See “Item 3. Legal Proceedings” for more details.

An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition or results of operations as we could be required to close a business and liquidate inventory under distressed conditions or, alternatively, sell the affected business without an adequate opportunity to market them and negotiate a price reflecting what we perceive to be fair value. Any restriction on GPB’s ability to conduct business as an investment advisor registered under the Investment Advisors Act of 1940 could materially and adversely affect its ability to manage the Partnership and our businesses and investments.

The Partnership was required under federal securities laws to file a Form 10 and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act. The Partnership failed to file a Form 10 until May 2022. Owners of Class A Units and Class A-1 Units would have lacked material information about the Partnership prior to the filing of the Form 10 and may have been harmed by the Partnership’s delay in filing. The SEC has filed a lawsuit against the General Partner, and one of the allegations in the lawsuit is that the Partnership failed to file a Form 10 when required. The Partnership has incurred expenses in advancing funds to the General Partner to pay for its attorney’s fees and costs in that lawsuit, and is expected to continue to incur expenses in that regard.

GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the pandemic, some or all of these matters may not be resolved for several years.

We and our portfolio companies are involved, and likely will continue to be involved, in legal proceedings arising out of the operations of the Partnership. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, or results of operations.

In the event settlement discussions regarding class action lawsuits or any pending regulatory investigations are unsuccessful, any liability which would require an outflow of cash from the Partnership is unlikely. However, if such event did occur, the amount and timing of any such payment is not estimable at this time.

We expend significant financial and other resources to comply with the requirements of being a public entity.

As a public reporting entity, the Partnership is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with respect to material events affecting our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We have and will continue to expend substantial financial and human resources developing and maintaining procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting entities, including, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, and additional administrative expenses payable to GPB or affiliated entities for accounting, legal and administrative personnel, auditing and legal fees and similar expenses.

In addition, to achieve compliance with Sarbanes-Oxley internal control mandates, we are engaged in a process to document and evaluate and address inadequacies in our internal control over financial reporting, which is both costly and challenging. Our activities as a public reporting company may divert the attention of GPB’s and Highline’s management teams from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified pervasive material weaknesses in our internal controls which could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement internal control over financial reporting could cause us to fail to meet our reporting obligations.

We have concluded that there are several pervasive material weaknesses in our system of internal control over financial reporting, which could continue to materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified weaknesses, or combinations of significant deficiencies, relating to the Partnership’s overall control environment, risk assessment activities, control activities, information and communication and monitoring activities that are intended to ascertain whether components of the Partnership’s internal control are present and functioning, that have been determined to be material weaknesses in our internal controls. These identified deficiencies are attributed, in part, to the Partnership’s ownership of controlling and non-controlling interests in portfolio companies in diverse industries with different policies, procedures, processes and systems in place and the challenge of effectively organizing them under one control umbrella, see “Item 9A. Controls and Procedures” elsewhere in this Annual Report.

We are addressing and remedying these weaknesses as they are discovered and plan to continue to dedicate internal resources, continue to work on a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, and implement a continuous monitoring, reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within a reasonable timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley. There can be no assurance that such remediation will be adequate or timely to prevent any material misstatements or omissions in our financial statements.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

Our information technology systems are important for operating our business efficiently. We rely on information systems to effectively manage our pricing strategy, tools, sales, inventory, service efforts, the preparation of our consolidated financial and operating data, consumer financing and customer information. Despite the security measures we plan to have in place and any additional measures we may implement, our facilities and systems, and those of any third-party service providers, could be vulnerable to security breaches, ransomware, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. The failure of information systems to perform as designed, the failure to maintain and enhance or protect the integrity of these systems or any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or any third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, impact sales, expose us to customer or third-party claims, result in adverse publicity or otherwise adversely affect our financial condition and results of operations.

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cyber security and data handling practices. The changing privacy laws create new individual privacy rights and impose increased obligations on companies handling personal data.

We collect, process, and retain personally identifiable information regarding Limited Partners, customers, associates and vendors in the normal course of our business. Our internal and third-party systems are subject to risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication, thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential Limited Partners, customers, associates or vendors. We could also experience other operational and financial impacts resulting from investigations, litigation, imposition of penalties or other means.

We depend on GPB to develop and implement appropriate systems for certain of our activities. In addition, certain of GPB’s operations may interface with or depend on systems operated by third parties, and there may be inadequate means to verify the risks or reliability of such third-party systems. These programs or systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any such defect or failure could have a material adverse effect on us. Although GPB endeavors to provide sufficient redundancy and back-up for material information related to us, GPB is not liable to us for losses caused by systems failures.

RISKS AS A RESULT OF OUR ASSOCIATION WITH THE GENERAL PARTNER AND HIGHLINE

We rely on Highline, GPB and its affiliates.

The Partnership is dependent upon the efforts, experience, contacts and skills of Highline, GPB and its affiliates, as well as those of the independent managers recruited by GPB to assist in the management of the Partnership. The main governing bodies which ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee, and GPB’s Operation Service Provider, Highline. The structure and composition of each of these bodies is described in “Item 10. Directors and Executive Officers and Corporate

Governance” in this Annual Report on Form 10-K. Various employees of and advisors to GPB provide services to the Partnership, which are in addition to and separate from GPB’s services as General Partner of the Partnership. There can be no assurance that such employees and advisors will continue to provide services to GPB or will continue to function on the Partnership’s behalf. The future loss of any member of the GPB Acquisition Committee, or Highline, any of GPB’s key employees or any GPB or Highline employees or advisors providing services to the Partnership, could have a material, adverse effect on the Partnership, and the recruitment of qualified replacement personnel could prove difficult. We do not maintain any key man insurance for any such individuals. In addition, there is no key man succession plan currently in place.

The events of February 4, 2021, and thereafter, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, may have an adverse impact on the ability of GPB to operate its business and manage the Partnership effectively. The Monitor was granted the authority to approve or disapprove of material actions proposed by Highline, GPB and its affiliates. The Monitor could recommend to the Court that the Partnership liquidate its assets or file for a reorganization in bankruptcy. In addition, pursuant to the Amended Order of April 14, 2021, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Amended Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to the Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has since run without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose the Receivership Application. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and a centralized claims process for GPB Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control. If appointed, the receiver could assume the right to operate and manage the business and we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking other activities that we would have otherwise pursued, may be required to settle disputes, including with creditors, in ways that we may not otherwise have agreed to outside of Receivership, or otherwise be subject to reorganization or liquidation.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Expenses related to GPB and Highline are significant. We need to make substantial profits to avoid depletion of our assets and provide a return to our Limited Partners.

GPB is entitled to receive the “Managerial Assistance Fee”, described herein, regardless of whether we or any of our portfolio companies operate at a profit. Similarly, we are obligated to reimburse GPB for the portion of the total compensation of GPB’s officers and employees relating to the time such officers or employees provide “InHouse Services” or “Operations Support Services” to the Partnership. In addition to the fees paid to GPB, Highline is paid an Operation Service Provider (“OSP”) fee for services provided to the Partnership.

There are potential conflicts of interest between GPB and its affiliates and the Partnership that could impact our returns.

GPB and its affiliates, their directors, officers, employees and agents and entities in which the foregoing persons have an ownership interest, which collectively, including GPB, are referred to herein as “Related Parties,” may have actual or potential conflicts of interest in connection with our activities and acquisitions. GPB typically places certain restrictions on the Partnership entering into a transaction in which a Related Party has a financial interest (referred to herein as an “Interested Transaction”). GPB has policies and procedures in place for addressing Interested Transactions, which typically include a review of the transaction and associated documents by GPB’s Chief Compliance Officer and/or the Chief Compliance Officer’s delegate(s). These Interested Transaction procedures do not assure that all conflict of interest transactions and relationships involving the Partnership will receive independent review or that all conflicts will be effectively remediated in transactions that are reviewed.

The Partnership’s fee structure and expense reimbursement policies also give rise to conflicts of interest between the Partnership and the Related Parties. Because GPB is entitled to be reimbursed for In-House Services and Operations Support Services, GPB could assign internal personnel to provide more services to the Partnership than are necessary in order to defray its internal compensation expenses or allocate an excessive portion of such expenses to the Partnership.

Limited Partners have very limited rights to vote or to remove the General Partner.

Limited Partners are not entitled to participate in operating the Partnership’s business and have only limited voting and consent rights on matters affecting our business. The Limited Partners may only remove GPB upon the occurrence of certain events, such as if a court of competent jurisdiction has entered a final, non-appealable judgment finding GPB liable for actual fraud or willful misconduct in its capacity as our General Partner, in which case the vote of unaffiliated holders of at least 20% of the Units is required to remove the General Partner. There is also a limited ability of Limited Partners to call meetings or to acquire information about our operations. As a result of these provisions, Limited Partners have very little ability to influence the Partnership’s operating results and may not remove GPB as our General Partner because Limited Partners believe that it is poorly managing our business.

RISKS RELATED TO THE UNITS

Our Units are illiquid, have no public market and are generally transferable only with the consent of the General Partner. Redemptions of the Units are at the discretion of the General Partner and have been suspended.

Our Units are not listed on any securities exchange or interdealer quotation system and there is no intention to seek such a listing. There is no established market for the Units. Transfers of Units are permitted under the LPA only with the consent of the General Partner. The Units have not been registered under the 1933 Act or applicable state “Blue Sky” securities laws and cannot be sold unless they are subsequently registered or an exemption from such registration is available. The absence of a market for the Units means that there is an extremely limited opportunity to sell your Units. Units should be viewed solely as long-term, illiquid investments. Accordingly, Limited Partners should be prepared to hold their investments in us for the long-term with the expectation that any returns will be realized from cash flows from our operations.

Although the LPA contains provisions for limited redemptions of Units, redemptions are at the General Partner’s discretion and are subject to notice requirements and other limitations set forth in the LPA. The General Partner has suspended all redemptions and there can be no assurance as to whether or when voluntary redemptions may resume. Unitholders must bear the economic risk of their investments for an indefinite period of time.

Our Limited Partners may be subject to filing requirements and may be subject to short-swing profits under the Exchange Act as a result of an investment in us. It can be expensive and burdensome to comply with filing requirements.

Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the number of outstanding Units and our Limited Partners’ Units, the responsibility for determining the filing obligation and preparing the filing remains with the Limited Partner. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.

Investors who hold 10% or more of a class or series of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities registered under the Exchange Act within a six-month period.

Investments in our Units may have adverse tax consequences.

With limited exceptions designed to meet the needs of U.S. tax exempt investors and certain non-U.S. investors, the Partnership generally expects to be treated as a partnership for U.S. federal income tax purposes. Each Limited Partner, in determining its U.S. federal income tax liability, will take into account its allocable share of the Partnership’s income, gain, loss, deduction and credits, without regard to whether it has received distributions from the Partnership. The Partnership anticipates that they may incur income that would be treated as unrelated business taxable income (“UBTI”) under Sections 512 and 514 of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, prospective Investors that are tax exempt entities, including qualified retirement plans (stock, bonus, pension, or profit-sharing plans described in IRC§401(a)) and individual retirement accounts (“IRAs”), are urged to consult their tax advisors concerning the U.S. Federal, state and local income and other tax consequences that may result from an investment in the Partnership.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the Partnership has approximately 45 leases on office space and warehouse space across the US, Mumbai, India and Province of Heredia, Costa Rica. We believe that our facilities are sufficient for our current needs and are in good condition in all material aspects.

Item 3. Legal Proceedings

We, our General Partner, and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds, pursuant to indemnification clauses in the LPA, to officers and directors, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the years ended December 31, 2022, 2021 and 2020, the Partnership paid $8.0 million, $4.0 million and $1.5 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial or in many cases complete reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

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

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile is seeking a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Federal Matters

On February 4, 2021, the SEC Action was filed against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs are expected to be charged to the Partnership.

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

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. No costs associated with the resolution of this matter are expected to be charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. In November 2020, the plaintiffs voluntarily discontinued the action only as against David Rosenberg. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-cv-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, for which GPB is the General partner, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R. Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of the beginning of 2023, this case remains active and discovery is proceeding.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On April 12, 2022, the Chancery Court entered the parties’ Stipulation and Advancement Order governing Plaintiff’s entitlement to advancement of attorneys’ fees and expenses. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, APLP will continue to operate the dealership until the earlier of an ownership transfer or twenty-four months from the closing date which is November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Consolidated Statements of Net Assets in

Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on GPB Holdings II, LP’s Consolidated Financial Statements.

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

Portfolio Company Litigation

Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150253/2021)

In January 2021, Plaintiff, an equity method investment of the Partnership, filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management of New York, LLC v. Nino Tristani et al. (Index. No. 150255/2021), for a total of $0.4 million.

Waste Management of New York, LLC v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150255/2021)

In January 2021, Plaintiff, an equity method investment of the Partnership, filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani et al. (Index. No. 150253/2021), for a total of $0.4 million.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Partnership offered $750.0 million in Units, and has issued $688.4 million in total of Class A, Class A-1, Class B, and Class B-1 Units, for which, there is currently no public market, nor do we currently expect that one will develop. Each class was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D under the Securities Act. As of December 31, 2022, the approximate number of holders of Class A Units was 2,945, of Class A-1 Units was 2,051, of Class B Units was 829 and of Class B-1 Units was 606.

The Partnership was required, under federal securities laws, to file a Form 10 Registration Statement and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act after the end of the first fiscal year in which it first had more than 2,000 holders of record of any Class of Units. The Partnership had more than 2,000 holders of record of Class A Units, and more than 2,000 holders of record of Class A-1 Units, for several years prior to the filing of the initial Registration Statement on Form 10 in May 2022. As noted under the heading “Legal Proceedings” in Item 3, and elsewhere in this Form 10-K, the SEC Division of Enforcement has filed a lawsuit against the General Partner of the Partnership. One of the SEC’s allegations against the General Partner was the failure to timely file reports pursuant to Section 12(g) of the Exchange Act.

Because our Units have been acquired by investors in one or more transactions “not involving a public offering,” our Units are “restricted securities” as defined under Rule 144 of the Securities Act and may be required to be held indefinitely. Our Units generally may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Limited Partner may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until the Partnership is liquidated. From August 2018 through the date of this filing, all Unit transfers are currently on a moratorium with no planned relaxing of this hold. Nevertheless, any and all transfers are allowable at our discretion.

As of December 31, 2022, and through the date of this filing, the Partnership has 5,892.48 Class A Limited Partnership Units, 3,168.26 Class A-1 Limited Partnership Units, 2,955.88 Class B Limited Partnership Units and 1,604.25 Class B-1 Limited Partnership Units issued and outstanding. All classes have the same rights and the only distinction between classes are the Managerial Assistance fees and Selling and Service fees which are outlined in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

There were no contributions for the years ended December 31, 2022, 2021 and 2020.

The proceeds received from issuance were used in accordance with the Partnership’s investment objectives and related expenses outlined in the LPA.

There were no redemptions for the years ended December 31, 2022, 2021 and 2020.

DISTRIBUTION POLICY

After payment of any tax distributions and payment of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2022 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

●	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
●	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;
●	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner Preferred Return;

●	Fourth, 100% to the Special Partner until the cumulative distributions made to the Special Partner equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution Amount and to the Special Partner; and
●	Thereafter, amounts available for distribution by the Partnership will be distributed 80% to the Limited Partners and 20% to the Special Partner, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, paid in arrears. The General Partner determines distribution amounts, if any, following the end of the calendar quarter, and generally paid out any approved distributions prior to the end of the subsequent quarter. Distribution rates under this policy have historically fluctuated from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect future distribution rates to be consistent at the same rate as the past ones. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. As of February 2021, all distributions, if any, need to be approved by the Monitor until further notice.

Cash distributions for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Class A	$—	$—	$14,570
Class A-1	—	—	7,415
Class B	—	—	7,760
Class B-1	—	—	4,278
Total	$—	$—	$34,023

During the year ended December 31, 2022 and 2021, there were state tax withholding distributions made on behalf of the Limited Partners of $2.1 million and $1.7 million, respectively.

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with U.S. GAAP.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms “Holdings II,” “the Partnership,” “we”, “us”, “our” or “Registrant” as reference to the business of GPB Holdings II, LP and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015.

GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated LPA, dated April 26, 2018 (as the same may be amended from time to time). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described in “Item 1. Business” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

On February 11, 2021, the EDNY Court issued an Order, appointing the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Order and an April 14, 2021 Amended Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Item 3. Legal Proceedings” for additional information.

Our strategy in the segments in which we choose to participate is to own and operate income producing, middle-market private companies primarily in North America on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we provide managerial expertise and investment capital to our portfolio companies in order to develop the operations and enhance the overall value of the business. In other situations, we have equity interests that enable us to exercise significant influence but not control over the businesses. Following our strategy, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our Consolidated Statement of Operations.

Our focus is on owning and operating our portfolio companies in our Technology-Enabled Services and Energy segments. We also intend to maintain and maximize the value of all of our other investments, which are made for the purpose of generating income from operations. We intend to continually consider strategic transactions on an opportunistic basis, such as spinoffs of businesses, the sale of a portfolio company, or the sale of a business line.

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our CODM manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica and India. As of December 31, 2022, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health Solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); and 91.9% of HealthPrime, which includes 100% of MDS, all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has non-controlling investments of 31% in Hotel Internet Services, LLC (“HIS”) as of December 31, 2022 which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment acquires and operates companies that provide services in the solar panel market. As of December 31, 2022 the Partnership owned 60% of Erus, which is accounted for under the consolidation method. In January, 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC. The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under U.S. GAAP, or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC., and continues to own its 33.5% interest in GPB Prime, an equity method investment, during GPB Prime’s wind down. During the year ended December 31, 2021, Holdings II sold its 76.7% interest in Riverwalk Tower, LLC (“Riverwalk”), a real estate investment which was accounted for under the consolidation method. Lending Operations provides short to medium term loans, typically with 12-to-36 month durations, to companies. The Partnership has a 3% non-controlling equity method investment in Armada Waste Management Holdings, LLC (“Waste”), an affiliated entity. In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC.

Our operations are primarily located in the United States of America (the “U.S.”).

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,			2022 vs 2021		2021 vs 2020
					%		%
				Increase	Increase	Increase	Increase
(Dollars in thousands)	2022	2021	2020	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Revenues:
Product revenue	$71,080	$61,968	$46,216	$9,112	14.7%	$15,752	34.1%
Service revenue	121,910	87,325	69,466	34,585	39.6%	17,859	25.7%
Debt investment interest income	327	903	2,676	(576)	(63.8)%	(1,773)	(66.3)%
Gain (loss) on sale of investment securities	26	(712)	(97)	738	103.7%	(615)	(634.0)%
Unrealized (loss) gain on investment securities	(2,261)	3,169	645	(5,430)	(171.3)%	2,524	391.3%
Other revenue	67	706	310	(639)	(90.5)%	396	127.7%
Total revenues	191,149	153,359	119,216	37,790	24.6%	34,143	28.6%
Cost of revenues:
Cost of goods sold	35,574	26,127	17,396	9,447	36.2%	8,731	50.2%
Cost of services	67,099	46,916	36,781	20,183	43.0%	10,135	27.6%
Total cost of revenues	102,673	73,043	54,177	29,630	40.6%	18,866	34.8%
Gross profit	88,476	80,316	65,039	8,160	10.2%	15,277	23.5%
Operating expenses (income):
Selling, general and administrative expenses	85,998	86,533	59,379	(535)	(0.6)%	27,154	45.7%
Managerial assistance fee, related party	7,852	11,874	12,245	(4,022)	(33.9)%	(371)	(3.0)%
Rent expense	4,576	3,338	2,831	1,238	37.1%	507	17.9%
Loss (income) from equity method investments	6,777	(3,449)	(426)	10,226	296.5%	(3,023)	(709.6)%
(Gain) loss on disposal of businesses	(6,723)	5,334	—	(12,057)	(226.0)%	5,334	100.0%
Asset impairment	—	—	780	—	—	(780)	(100.0)%
Depreciation and amortization	15,174	10,302	8,717	4,872	47.3%	1,585	18.2%
Total net operating expenses	113,654	113,932	83,526	(278)	(0.2)%	30,406	36.4%
Operating loss	(25,178)	(33,616)	(18,487)	8,438	25.1%	(15,129)	(81.8)%
Other income (expense):
Interest expense	(2,823)	(1,465)	(36)	(1,358)	(92.7)%	(1,429)	(3,969.4)%
Interest expenses to related parties	(399)	(738)	(1,323)	339	45.9%	585	44.2%
Interest income	4,359	216	795	4,143	1,918.1%	(579)	(72.8)%
Loss on debt extinguishment	(4,502)	—	—	(4,502)	100.0%	—	—
Other expense	(881)	(830)	(166)	(51)	(6.1)%	(664)	(400.0)%
Total other expense	(4,246)	(2,817)	(730)	(1,429)	(50.7)%	(2,087)	285.9%
Loss from continuing operations, before tax	(29,424)	(36,433)	(19,217)	7,009	(19.2)%	(17,216)	(89.6)%
Income tax benefit (expense)	865	288	(153)	577	200.3%	441	288.2%
Net loss from continuing operations	(28,559)	(36,145)	(19,370)	7,586	(21.0)%	(16,775)	(86.6)%
Gain on sale of discontinued operations	7,919	176,799	31,806	(168,880)	(95.5)%	144,993	455.9%
Income from discontinued operations	2,224	28,090	16,288	(25,866)	(92.1)%	11,802	72.5%
Income from discontinued operations, before tax	10,143	204,889	48,094	(194,746)	(95.0)%	156,795	326.0%
Income tax expense, discontinued operations	—	—	(1,402)	—	—	(1,402)	(100.0)%
Net income from discontinued operations	10,143	204,889	46,692	(194,746)	(95.0)%	158,197	338.8%
Net (loss) income of continuing and discontinued operations	(18,416)	168,744	27,322	(187,160)	(110.9)%	141,422	517.6%
Net income attributable to non-controlling interests	2,364	2,420	9,439	(56)	(2.3)%	(7,019)	(74.4)%
Net (loss) income attributable to the Partnership	$(20,780)	$166,324	$17,883	$(187,104)	(112.5)%	$148,441	830.1%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,			2022 vs 2021		2021 vs 2020
				Increase	% Increase	Increase	% Increase
(Dollars in thousands)	2022	2021	2020	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Revenues:
Software licenses	$2,158	$4,405	$6,726	$(2,247)	(51.0)%	$(2,321)	(34.5)%
Software maintenance and support	18,726	18,190	18,057	536	2.9%	133	0.7%
Professional services	23,390	23,511	16,462	(121)	(0.5)%	7,049	42.8%
Medical billing and services	79,794	45,624	34,947	34,170	74.9%	10,677	30.6%
Total revenues	124,068	91,730	76,192	32,338	35.3%	15,538	20.4%
Cost of revenues:
Cost of goods sold	614	332	850	282	84.9%	(518)	(60.9)%
Cost of service	67,099	46,916	36,781	20,183	43.0%	10,135	27.6%
Total cost of revenues	67,713	47,248	37,631	20,465	43.3%	9,617	25.6%
Gross profit	56,355	44,482	38,561	11,873	26.7%	5,921	15.4%
Operating expenses (income):
Selling, general and administrative expenses	34,578	29,718	24,063	4,860	16.4%	5,655	23.5%
Rent expense	3,976	2,694	2,323	1,282	47.6%	371	16.0%
Loss (income) from equity method investments	4,010	(672)	114	4,682	(696.7)%	(786)	(689.5)%
Asset impairment	—	—	780	—	—%	(780)	(100.0)%
Depreciation and amortization	14,645	9,758	8,285	4,887	50.1%	1,473	17.8%
Total net operating expenses	57,209	41,498	35,565	15,711	37.9%	5,933	16.7%
Operating (loss) income	$(854)	$2,984	$2,996	$(3,838)	(128.6)%	$(12)	(0.4)%

Comparison of the years ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and 2021, the Technology-Enabled Services segment generated revenues of $124.1 million and $91.7 million, respectively. This represents an increase of approximately $32.3 million, or 35.3%. The increase in revenue was primarily due to an increase in medical billing and services revenues related to HPI’s acquisition of AHS on September 30, 2021 of $33.1 million for the year ended December 31, 2022 over the partial year 2021, an increase in revenue from existing customers of $1.1 million at HPI, of $0.5 million in software maintenance revenue at Halo partially offset by a decrease of $2.3 million in software license revenue at Halo.

Cost of Revenues

For the years ended December 31, 2022 and 2021, overall cost of revenues was $67.7 million and $47.2 million, respectively. This represents an increase of approximately $20.5 million, or 43.3% primarily due to the additional costs related to HPI’s acquisition of AHS of $16.3 million for the full year end December 31, 2022 over the partial year 2021, an increase of $4.3 million relating to existing customers at HPI, $2.5 million in payroll costs at Halo related to product payroll costs and $1.3 million of hosting costs and $0.5 million in equipment rental in relation to existing Halo customers partially offset by reductions of purchased services of $1.6 million and software maintenance of $1.0 million at Halo and outsourcing of $1.3 million at HPI.

Gross Profit

For the years ended December 31, 2022 and 2021, our gross profit was $56.4 million and $44.5 million and our gross margin percentage was 45.4% and 48.5%, respectively. This represents an increase of $11.9 million, or 26.7%. This increase was primarily due to the acquisition of AHS by HPI of $16.8 million million for the year ended December 31, 2022 over the partial year 2021, partially offset by a decrease of $1.9 million from existing customers at HPI and $3.0 million of increased costs at Halo primarily driven by the increase in payroll costs.

Net Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $57.2 million and $41.5 million, respectively. This represents an increase of $15.7 million, or 37.9%. This increase is primarily due to the full year impact of  the acquisition of AHS by HPI resulting in additional selling general and administrative expenses of $4.6 million, depreciation of $3.8 million, and rent of $1.3 million increases of  $1.7 million in software maintenance at MDS, depreciation of $2.3 million at HPI, bad debts of $0.6 million, computer hardware costs of $0.6 million and professional fees of $0.4 million at Halo and $5.1 million of impairment at HIS due to the loss of a revenue source partially offset by a decrease of $1.7 million in professional fees at HPI, an increase of $0.4 million in income from equity method investments and decreases of $1.3 million in depreciation expense and $0.7 million in payroll at Halo and $0.5 million in payroll at MDS.

Operating Income

For the years ended December 31, 2022 and 2021, operating loss was $0.9 million compared to operating income of $3.0 million at December 31, 2021. This represents a decrease of $3.8 million, or 128.6%. This decrease was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the years ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020, the Technology-Enabled Services segment generated revenues of $91.7 million and $76.2 million, respectively. This represents an increase of approximately $15.5 million, or 20.4%. The increase in revenue was primarily due to additional revenues related to HPI’s acquisition of AHS on September 30, 2021 of $10.7 million, $0.7 million of increases from existing HPI customers, $3.9 million in revenue from a new customer at MDS and $2.1 million increase in revenue from existing MDS customers partially offset by a decrease of $2.3 million in revenue from existing Halo customers.

Cost of Revenues

For the years ended December 31, 2021 and 2020, overall cost of revenues was $47.2 million and $37.6 million, respectively. This represents an increase of approximately $9.6 million, or 25.6% primarily due to the additional costs related to HPI’s acquisition of AHS of $8.4 million an increase in payroll and employee cost of $4.7 million due to new and increased business from existing customers and increased travel costs of $0.6 million at HPI less decreased amortization from product development of $2.4 million at Halo and a decrease of $1.6 million in outsourcing at HPI.

Gross Profit

For the years ended December 31, 2021 and 2020, our gross profit was $44.5 million and $38.6 million and our gross margin percentage was 48.5% and 50.6%, respectively. This represents an increase of $5.9 million, or 15.4%. This increase was primarily due to the acquisition of AHS by HPI. The gross margin percentage decrease is due to AHS’s margins being less than HPI’s which were 36.8% and 43.1%, respectively.

Total Net Operating Expenses

For the years ended December 31, 2021 and 2020, operating expenses were $41.5 million and $35.6 million, respectively. This represents an increase of $5.9 million, or 16.7%. This increase is primarily due to the additional expenses related to the acquisition of AHS by HPI of $1.2 million plus $1.9 million of professional fees incurred by HPI in relation to the AHS acquisition and increases of

$1.1 million in payroll, $1.1 million in professional fees, $1.0 million in depreciation and $0.4 million an administrative expenses partially offset by $0.8 million impairment charge at Halo in 2020 with no corresponding write-off in 2021.

Operating Income

For the years ended December 31, 2021 and 2020, operating income was $3.0 million and $3.0 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,			2022 vs 2021		2021 vs 2020
				Increase	% Increase	Increase	% Increase
(Dollars in thousands)	2022	2021	2020	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$68,922	$54,111	$35,534	$14,811	27.4%	$18,577	52.3%
Utility resales	—	3,452	3,956	(3,452)	(100.0)%	(504)	(12.7)%
Total revenues	68,922	57,563	39,490	11,359	19.7%	18,073	45.8%
Cost of revenues:
Cost of goods sold	34,960	25,795	16,546	9,165	35.5%	9,249	55.9%
Total cost of revenues	34,960	25,795	16,546	9,165	35.5%	9,249	55.9%
Gross profit	33,962	31,768	22,944	2,194	6.9%	8,824	38.5%
Operating expense (income):
Selling, general and administrative expenses	32,156	29,205	19,652	2,951	10.1%	9,553	48.6%
Rent expense	600	644	474	(44)	(6.8)%	170	35.9%
Loss (income) from equity method investments	2,885	(2,263)	(327)	5,148	227.5%	(1,936)	(592.0)%
Gain on disposal of businesses	(4,424)	—	—	(4,424)	100.0%	—	—
Depreciation and amortization	529	480	401	49	10.2%	79	19.7%
Total net operating expenses	31,746	28,066	20,200	3,680	13.1%	7,866	38.9%
Operating income	$2,216	$3,702	$2,744	$(1,486)	(40.1)%	$958	34.9%

Comparison of the years ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and 2021, the Energy segment generated revenues of $68.9 million and $57.6 million, respectively. This represents an increase of approximately $11.4 million, or 19.7%. The increase in revenue was primarily due to an increase of $18.2 million in sales due to an increase in approved projects partially offset by an increase of $3.6 million in lender fees at Erus and a decrease of $3.5 million in natural gas resales due to the sale of Greenwave on January 1, 2022.

Cost of Revenues

For the years ended December 31, 2022 and 2021, overall cost of revenues was $35.0 million and $25.8 million, respectively. This represents an increase of $9.2 million, or 35.5%, primarily due to the increase in the number of jobs receiving permission to operate and corresponding revenue increase at Erus driven by cost of materials increasing by $4.0 million and the cost of labor increasing by $5.2 million.

Gross Profit

For the years ended December 31, 2022 and 2021, our gross profit was $34.0 million and $31.8 million and our gross margin percentage was 49.3% and 55.2%, respectively. This represents an increase of approximately $2.2 million, or 6.9%. This increase is primarily due to the increases in Erus’ revenue less cost of revenues as a percentage of revenue of 50.7% and 47.7%, in 2022 and 2021, respectively, due to the increase in the cost of materials and labor per install in 2022 that we were unable to pass on to customers, as described above, partially offset by the loss of $3.5 million of gross profit due to the sale of Greenwave.

Total Net Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $31.7 million and $28.1 million, respectively. This represents an increase of $3.7 million, or 13.1%. This increase was primarily due to increases of $3.5 million in costs due to a higher number of approved projects in 2022, $0.8 million in purchased leads, $0.3 million in bank fees, $0.3 million in professional fees and $0.2 million in insurance at Erus, $2.9 million impairment and $2.2 million loss on equity method investment in Quantum, partially offset by decreases of $2.1 million in administrative expense and $4.4 million in gain on the sale of Greenwave.

Operating Income

For the years ended December 31, 2022 and 2021, operating income was $2.2 million and $3.7 million, respectively. This represents an decrease of $1.5 million, or 40.1%. This decrease is a result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the years ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020, the Energy segment generated revenues of $57.6 million and $39.5 million, respectively. This represents an increase of approximately $18.1 million, or 45.8%. The increase in revenue was primarily due to a return to pre-COVID sales levels in Erus’ solar system installations and resulting revenue increase of $18.6 million driven by the elimination of COVID-19 related restrictions and a decrease in the time required to procure parts and necessary permitting partially offset by $0.5 million decrease in sales at Greenwave due to decreased natural gas resales.

Cost of Revenues

For the years ended December 31, 2021 and 2020, overall cost of revenues was $25.8 million and $16.5 million, respectively. This represents an increase of $9.2 million, or 55.9%, primarily due to the increase in installs and corresponding revenue increase at Erus resulting in increases in the costs of products sold of $8.7 million and labor costs of $0.5 million.

Gross Profit

For the years ended December 31, 2021 and 2020, our gross profit was $31.8 million and $22.9 million and our gross margin percentage was 55.2% and 58.1%, respectively. This represents an increase of approximately $8.8 million, or 38.5%. This increase is primarily due to the increases in Erus’ revenue and cost of revenues as a percentage of revenue of 47.7% and 46.6%, in 2021 and 2020, respectively, as well as the increase in the cost of materials per install in 2021, as described above.

Total Net Operating Expenses

For the years ended December 31, 2021 and 2020, operating expenses were $28.1 million and $20.2 million, respectively. This represents an increase of $7.9 million, or 38.9%. This increase was primarily due to increases of $6.2 million in payroll costs, $2.5 million in direct dealer payments and $0.7 million in administrative costs at Erus and $0.4 million increase in marketing expense at Greenwave partially offset by an increase of $2.1 million in equity method investment income related to a 50% non-controlling stake in Quantum mostly due to the forgiveness of Paycheck Protection Program loans.

Operating Income

For the years ended December 31, 2021 and 2020, operating income was $3.7 million and $2.7 million, respectively. This represents an increase of $1.0 million, or 34.9%. This increase is a result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,			2022 vs 2021		2021 vs 2020
				Increase	% Increase	Increase	% Increase
(Dollars in thousands)	2022	2021	2020	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Revenues:
Debt investment interest income	$327	$903	$2,676	$(576)	(63.8)%	$(1,773)	(66.3)%
Gain (loss) on sale of investment securities	26	(712)	(97)	738	(103.7)%	(615)	(634.0)%
Unrealized (loss) gain on investment securities	(2,261)	3,169	645	(5,430)	(171.3)%	2,524	391.3%
Other revenue	67	706	310	(639)	(90.5)%	396	127.7%
Total (loss) revenues	(1,841)	4,066	3,534	(5,907)	(145.3)%	532	15.1%
Gross (loss) profit	(1,841)	4,066	3,534	(5,907)	(145.3)%	532	15.1%
Operating expenses (income)
Selling, general and administrative expenses	19,264	27,610	15,664	(8,346)	(30.2)%	11,946	76.3%
Managerial assistance fee, related party	7,852	11,874	12,245	(4,022)	(33.9)%	(371)	(3.0)%
Rent expense	—	—	34	—	—%	(34)	(100.0)%
Income from equity method investments	(118)	(514)	(213)	396	(77.0)%	(301)	(141.3)%
(Gain) loss on disposal of businesses	(2,299)	5,334	—	(7,633)	(143.1)%	5,334	100.0%
Depreciation and amortization	—	64	31	(64)	(100.0)%	33	106.5%
Total net operating expenses	24,699	44,368	27,761	(19,669)	(44.3)%	16,607	59.8%
Operating loss	(26,540)	(40,302)	(24,227)	13,762	(34.1)%	(16,075)	66.4%
Other income:
Interest income	$4,306	$74	625	$4,232	5,718.9%	$(551)	(88.2)%
Other income (expense)	301	93	(113)	208	223.7%	206	182.3%
Total other income	4,607	167	512	4,440	2,658.7%	(345)	(67.4)%
Net loss from continuing operations	(21,933)	(40,135)	(23,715)	18,202	(45.4)%	(16,420)	(69.2)%
Gain on sale of discontinued operations	7,919	176,799	31,806	(168,880)	(95.5)%	144,993	455.9%
Income from discontinued operations	2,224	28,090	16,288	(25,866)	(92.1)%	11,802	72.5%
Income from discontinued operations, before tax	10,143	204,889	48,094	(194,746)	(95.0)%	156,795	326.0%
Income tax expense, discontinued operations	—	—	(1,402)	—	—%	1,402	100.0%
Net income from discontinued operations	10,143	204,889	46,692	(194,746)	(95.0)%	158,197	338.8%
Net (loss) income of continuing and discontinued operations	$(11,790)	$164,754	$22,977	$(176,544)	(107.2)%	$141,777	617.0%
Net income attributable to non-controlling interests	$2,074	$1,905	8,192	$169	8.9%	$(6,287)	(76.7)%
Net (loss) income attributable to the Partnership	$(13,864)	$162,849	$14,785	$(176,713)	(108.5)%	$148,064	1,001.4%

Comparison of the years ended December 31, 2022 and 2021

Revenues (Loss)

For the year ended December 31, 2022, loss was $1.8 million compared to revenue of $4.1 million for the year ended December 31, 2021. This represents a decrease of $5.9 million, or 145.3%, primarily due to a reduction in debt investment interest income of $0.6 million due to existing debt investment positions a decrease in unrealized gain on investment securities of $5.4 million, a decrease in other revenue of $0.6 million partially offset by an increase in gain on sale of debt investment securities of $0.7 million.

Total Net Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $24.7 million and $44.4 million, respectively. This represents an decrease of $19.7 million, or 44.3%, primarily due to decreases of $4.0 million in management assistance fees and $3.9 million in OSP fees, as part of ongoing efforts to reduce fees to the Limited Partners, a reduction of $2.7 million in bad debt expenses at Riverwalk which was sold on September 17, 2021, $1.5 million in administrative expenses at Riverwalk from 2021 levels, a gain of $2.3 million on the sale of Middleneck on March 18, 2022 compared to a loss on the sale of Riverwalk of $5.3 million in 2021 and a decrease of $0.4 million in administrative expenses at Middleneck partially offset by a reduction of $0.4 million in income of equity method investments.

Operating Loss

For the years ended December 31, 2022 and 2021, operating loss was $26.5 million and $40.3 million, respectively. This represents a decrease of approximately $13.8 million or 34.1%. This change can be explained as a combination of the above described changes in revenues and operating expenses.

Income from Discontinued Operations

For the years ended December 31, 2022 and 2021, income from discontinued operations was $2.2 million and $28.1 million, respectively. This represents a decrease of $25.9 million or 92.1%. The 2022 loss from discontinued operations is comprised of $2.2 million from the disposed Automotive Retail segment due to costs associated with the wind down of operations. The 2021 income from discontinued operations is comprised of $24.3 million from the disposed Automotive retail segment sold on November 15, 2021 and $3.8 million from the disposed Physical Therapy segment sold on December 21, 2021.

Gain on Sale of Discontinued Operations

For the years ended December 31, 2022 and 2021, gain on sale of discontinued operations was $7.9 million and $176.8 million, respectively. The 2022 gain is comprised of $7.9 million of final earnout payments received in connection with the sale of our professional employer organizations (“PEO”) in February 2020. The 2021 gain is comprised of gains on the sales of the Automotive Retail and Physical Therapy segments of $102.4 million and $74.4 million, respectively.

Comparison of the years ended December 31, 2021 and 2020

Revenues (Loss)

For the years ended December 31, 2021 and 2020, revenue was $4.1 million and $3.5 million, respectively. This represents an increase of $0.6 million, or 15.1%, primarily due to a reduction in interest income of $1.8 million due to existing debt investment positions partially offset by an increase in unrealized gain on investment securities of $2.5 million.

Operating Expenses

For the years ended December 31, 2021 and 2020, operating expenses were $44.4 million and $27.8 million, respectively. This represents an increase of $16.6 million, or 59.8%, primarily due to a $5.3 million loss on the disposal of Riverwalk, an additional $3.9 million of OSP fees due to a full year in 2021 as compared to six months in 2020, $3.4 million in fees paid to the Monitor, and $4.4 million of legal fees.

Operating Loss

For the years ended December 31, 2021 and 2020, operating loss was $40.3 million and $24.2 million, respectively. This represents an increase of approximately $16.1 million or 66.4%. This change can be explained as a combination of the above described changes in revenues and operating expenses.

Income from Discontinued Operations

For the years ended December 31, 2021 and 2020, income from discontinued operations was $28.1 million and $16.3 million, respectively. This represents an increase of $11.8 million or 72.5%. The 2021 income from discontinued operations is comprised of $24.3 million from the disposed Automotive retail segment and $3.8 million from the disposed Physical Therapy segment, the 2020 income from discontinued operations is comprised of net income of $16.0 million from the disposed Automotive retail segment, a net loss of $0.5 million from the disposed Physical Therapy segment and net income of $0.8 million from the disposal of PEO. The $8.3 million increase in income from discontinued operations in the Automotive Retail segment is due to the recovery of sales and selling and operating expenses due to the elimination of COVID-19 related restrictions on store openings and lockdowns. The $4.3 million increase in income from discontinued operations in the Physical Therapy segment is due to the recovery of sales and selling and operating expenses due to the elimination of COVID-19 related restrictions on surgical procedures and therapy services and lockdowns.

Gain on Sale of Discontinued Operations

For the years ended December 31, 2021 and 2020, gain on sale of discontinued operations was $176.8 million and $31.8 million, respectively. The 2021 gain is comprised of gains on the sales of the Automotive Retail and Physical Therapy segments of $102.4 million and $74.4 million, respectively. The 2020 gain of $31.8 million is the result of the sale of PEO, which included Matrix PEO Holdings, LLC (“Matrix”), and Surge PEO Holdings, LLC (“Surge”).

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$334,427	$356,574
Total current assets	423,632	472,006
Total current liabilities	53,876	72,479
Working capital	369,756	399,527
Total assets	$602,175	$703,546

Debt obligations are summarized below as of December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Promissory notes	$—	$55,000
Lines of credit	1,624	1,790
Installment notes	125	225
Total long-term debt	1,749	57,015
Less: current maturities	(1,724)	(2,205)
Less: debt issuance costs	—	(2,319)
Total long-term debt, net of current portion	$25	$52,491

Note payable-related party, current portion	$—	$6,458

Finance lease liabilities	$383	$597
Less: current portion	224	227
Finance lease liabilities, net of current portion	$159	$370

Operating lease liabilities	$6,031	$8,061
Less: current portion	2,533	3,992
Operating lease liabilities, net of current portion	$3,498	$4,069

The Partnership’s cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
(Dollars in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$(9,929)	$(9,928)
Investing activities	59,252	257,881
Financing activities	(72,419)	37,977
Effect of exchange rate changes on cash	(51)	(19)
Net (decrease) increase in cash and cash equivalents	$(23,147)	$285,911

Total cash and cash equivalents on hand as of December 31, 2022 and 2021 was $334.4 million and $356.6 million, respectively. In addition to this amount, there was total restricted cash of $18.2 million and $19.2 million, respectively, as of December 31, 2022 and 2021. Included in cash on hand was $22.6 million and $23.5 million as of December 31, 2022 and 2021, respectively, held by certain subsidiaries of the Partnership that was available for up streaming and immediate use without restriction. As of December 31, 2022 and 2021, the Partnership had working capital (current assets less current liabilities) of $369.8 million and $399.5 million, respectively. Working capital as of December 31, 2022, is inclusive of approximately $1.7 million in aggregate principal outstanding under the Partnership’s installment note and line of credit.

Historically, the Partnership has incurred losses from continuing operations, before tax and has used cash to finance its operating activities. The Partnership incurred a loss from continuing operations of $28.6 million and used cash in operating activities of $9.9 million for the year ended December 31, 2022. The Partnership recorded net loss from continuing and discontinued operations of $18.4 million, reflecting the recognition of a gain on the disposal of discontinued operations of $7.9 million during 2022. In 2022, distributions of $4.0 million for tax withholdings were made on behalf of limited partners. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 3. Legal Proceedings”, the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until 2024 at the earliest and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy legal motion practices and possible trial and appeals, coupled with the backlog in the court system due to the pandemic, some or all of these matters may not be resolved for several years, and we do not expect them to materially affect the liquidity of the Partnership through March 31, 2024.

In addition, the Partnership is indemnifying officers and directors, as well as GPB, its principals, representatives, and affiliates, for any legal representation and other related costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

Transactions completed through the date of the issuance of these Consolidated Financial Statements have been taken into consideration by the Partnership in assessing its liquidity.

In determining its ability to meet its obligations, the Partnership takes into consideration the amount of cash on hand, working capital requirements, availability and repayment requirements of outstanding credit facilities, commitments for capital improvements to the business, and contingencies likely to arise from disputes and litigation. Proceeds from the sale of businesses are considered when such transactions have occurred or are considered probable of occurring.

The Partnership does not presently have a ready mechanism for raising additional financing or capital. The Partnership intends to pursue any additional financing or capital as needs arise. However, no assurances can be made that the Partnership will be successful in obtaining such financing or capital at all, or in amounts or on terms and conditions acceptable to us.

We believe we will have sufficient liquidity to meet our obligations as they come due in the normal course of business for a period of at least twelve months from the date of issuance of this Form 10-K.

See also “Item 3. Legal Proceedings” for discussion of the role of the Monitor with respect to the Partnership’s use of cash including regarding distributions to investors and indemnification obligations to GPB.

Year ended December 31, 2022 compared to December 31, 2021

On December 31, 2022, the Partnership had cash and restricted cash of approximately $352.7 million as compared to approximately $375.8 million as of December 31, 2021, representing a decrease of $23.2 million. This decrease in cash can be explained by net cash used in operating activities of $9.9 million; coupled with net cash provided by investing activities of $59.3 million, primarily attributed to proceeds from sale of businesses $20.2 million and distributions from investees of $38.6 million, and debt investments of $2.1 million partially offset by the purchase of property and equipment of $1.6 million; and by net cash used in financing activities of $72.4 million, primarily attributed to the repayment of loans payable of $57.5 million, the repayment of notes payable related party of $6.5 million, distribution to investors of $4.0 million and distributions to non-controlling interests of $4.0 million.

Net cash used in operating activities was $9.9 million for the year ended December 31, 2022 compared to $9.9 million for the year ended December 31, 2021. This change of approximately $0.0 million was primarily due to an increase in net income /(loss) adjusted for non-cash items and an increase in cash generated by working capital in part due to decrease in net income of $187.1 million, offset by a decrease in gain on sale of discontinued operations of $168.9, increases in gain on disposal of business of $12.1. million, a decrease in customer deposits of $16.4 million, a decrease in accrued expenses and accounts payable of $4.6 million, decrease in deferred tax liability of $1.0 million, a decrease in operating lease liability of $1.5 million,  a decrease in inventories of $1.3 million, a decrease in bad debt expense of $1.8 million, an increase in other liabilities of $1.1 million, and an increase in gain on sale of debt investments of $0.7 million partially offset by an increase in contracts assets of $14.2 million, an increase in loss on equity method investments of $10.2 million, an increase in depreciation and amortization of $6.3 million, an increase in unrealized losses on equity investment securities of $5.4 million, an increase in accounts receivable and prepaid expenses of $6.3 million, a loss on extinguishment of debt of $4.5 million and a decrease in operating cash flows from discontinued operations of $9.9.

Net cash provided by investing activities was $59.3 million for the year ended December 31, 2022 compared to $257.9 million for the year ended December 31, 2021. Cash flows from investing activities primarily related to acquisitions, capital expenditures and divestitures. The decrease in cash provided by investment activities of $198.6 million was primarily due to the purchase of AHS during the year ended December 31, 2021 for $60.5 million with no purchases during 2022, payment of $10.8 million in contingent consideration during 2021 with no payments in 2022, a decrease in the purchase of property and equipment of $3.8 million, a decrease in discounted operations of $2.9 million and an increase in proceeds from repayments of debt investments of $2.1 million partially offset by the sale of Greenwave of $4.4 million and Middleneck of $9.9 million and final settlement of the PEO sale of $5.9 million during the year ended December 31, 2022 compared to the sale of the Orangeburg dealership of $24.6 million and Alliance of $119.0 million during the year ended December 31, 2021 a decrease of $150.6 million in distributions received from investee, a decrease of $3.5 million in proceeds from sale of debt investments and decrease of $1.4 million in collections of notes receivable - related party.

Net cash used in financing activities was $72.4 million for the year ended December 31, 2022 compared to net cash provided by of $38.0 million for the year ended December 31, 2021. The decrease in cash provided by financing activities of $110.4 million was primarily due a decrease in proceeds from loans payable of $56.5 million, an increase in repayments of loans payable of $57.4 million, an increase in repayments of notes payable, related party of $6.5 million, an increase in distributions of $4.1 million, a decrease in proceeds from lines of credit of $1.2 million partially offset by a decrease in distributions to non-controlling interests of $8.2 million, a decrease in discontinued operations of $4.8 million and a decrease in debt issuance costs of $1.9 million.

Year ended December 31, 2021 compared to December 31, 2020

On December 31, 2021, the Partnership had cash of approximately $375.8 million as compared to approximately $82.4 million as of December 31, 2020, representing an increase of $293.4 million. This increase in cash can be explained by net cash used in operating activities of $9.9 million; coupled with net cash provided by investing activities of $257.9 million, primarily attributed to proceeds from sale of businesses $143.6 million and distributions from investees of $189.3 million, and debt investments of $3.6 million partially offset by the purchase of a business of $60.5 million, payment of contingent consideration of $10.8 million and the purchase of property and equipment of $5.3 million; and by net cash provided by financing activities of $38.0 million, primarily attributed to proceeds of loans payable of $56.5 million partially offset by payments of debt issuance costs of $1.9 million and distributions to non-controlling interests of $12.2 million. Included in cash on hand as of December 31, 2021 and 2020 was cash of discontinued operations of nil and $7.5 million, respectively.

Net cash used in operating activities was $9.9 million for the year ended December 31, 2021 compared to $2.5 million for the year ended December 31, 2020. This change of approximately $7.4 million was primarily due to an increase in net income adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in income from equity method investments of $3.0 million, unrealized loss on equity investment securities of $2.5 million, prepaid expenses of $1.9 million, contract assets of $8.7 million and other liabilities of $15.1 million, decreases in impairment of goodwill of $0.8 million partially offset by increases in bad debt of $1.7 million, inventories of $2.4 million, accrued expenses of $2.8 million, customer deposits of $6.6 million, other current liabilities of $1.3 million and discontinued operations of $8.2 million.

Net cash provided by investing activities was $257.9 million for the year ended December 31, 2021 compared to $66.5 million for the year ended December 31, 2020. Cash flows from investing activities primarily related to acquisitions, capital expenditures and divestitures. The increase in cash provided by investment activities of $191.4 million was primarily due to the sale of the Orangeburg dealership of $24.6 million and Alliance of $119.0 million during the year ended December 31, 2021 compared to the sale of PEO of $66.9 million during the year ended December 31, 2020, an increase of $188.4 million in distributions received from investees, a decrease in purchases of property and equipment of $1.9 million and an increase of $1.3 million on collections of related party notes receivable partially offset by the acquisition of AHS for $58.3 million and Pro-Comp for $2.2 million in the Technology-Enabled Services segment, the payment of $10.8 million of contingent considerations, a decrease in proceeds from debt investments of $1.5 million and a decrease of $4.3 million in cash flows from discontinued operations during the year ended December 31, 2021.

Net cash provided by financing activities was $38.0 million for the year ended December 31, 2021 compared to net cash used of $63.9 million for the year ended December 31, 2020. The increase in cash provided by financing activities of $102.0 million was primarily due to decreases in repayments of notes payable-related party of $6.5 million and a decrease in the purchase of non-controlling interest of $6.5 million, decreases in distributions to Limited Partners and non-controlling interests of $45.6 million, primarily from the sale of PEO in 2020 of $57.7 million offset by the sale of Alliance in 2021 of $12.2 million and an increase in net borrowings of $49.9 million primarily due to the borrowings on AHS during the year ended December 31, 2021, partially offset by an increase in discontinued operations of $5.1 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to revenue, goodwill and intangible assets, acquisitions and reserves for potential litigation. We also have other key accounting policies for valuation of accounts receivable and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Revenue Recognition

The Partnership follows the provisions of ASC 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized when the Partnership satisfies its performance obligations by transferring control over a product or service to a customer. The amount of revenue recognized is measured based on the consideration the Partnership expects to receive in exchange for these goods or services, and excludes any sales allowances, incentives, returns or taxes collected from customers which are subsequently remitted to government authorities. Shipping and handling associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues. Sales contracts may contain either single or multiple performance obligations. In instances where contracts contain multiple performance obligations, we allocate the revenue to each obligation based on the relative stand-alone selling prices based upon recorded sales of each product or service. Contracts do not contain a significant financing component.

Goodwill and Intangible Assets

We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Goodwill is tested for impairment at the reporting unit level.

We test our goodwill and indefinite lived intangible assets for impairment on December 31 of each year. We evaluate our goodwill and intangible assets at the reporting unit level using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill and intangible assets are not impaired. If the qualitative assessment determines it is more likely than not the fair value of the reporting unit is less than the carrying amount, then a quantitative valuation of our goodwill and intangible assets at the reporting unit level is performed and impairment, if any, would be recorded.

The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we perform a quantitative test of the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit’s ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. We review finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value.

As of December 31, 2022, we had $78.9 million of goodwill and $68.0 million intangible assets on our balance sheet. The goodwill and intangible asset impairment analysis, which we perform as of December 31 of each year, resulted in impairments of nil, nil, and $0.8 million in 2022, 2021 and 2020, respectively.

Acquisitions

We account for acquisitions using the purchase method of accounting which requires recognition of assets acquired and liabilities assumed at fair value as of the date of the acquisition. Determination of the estimated fair value assigned to each asset acquired or liability assumed can materially impact our operating results in subsequent periods through depreciation and amortization and potential impairment charges.

Reserves for potential litigation

We and our General Partner are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being a resolution and the estimated amount of a loss related to such matters.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL PAYMENT OBLIGATIONS

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets included in Item 15. of this Form 10-K, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable, or estimable, amounts. Actual payments will likely vary, perhaps significantly, from estimates reflected in the table that follows.

The following table summarizes our payment obligations under certain contracts on December 31, 2022. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2023	2024-2025	2026-2027	2028+	Total
Contractual obligations
Debt obligations	1,724	25	—	—	1,749
Interest on debt and notes payable, related party	132	1	—	—	133
Operating and finance leases, including imputed interest	2,920	3,019	771	—	6,710
Total	$4,776	$3,045	$771	$—	$8,592

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks, including the effects of changes in interest rates and changes in consumer attitude and spending patterns, which are inherent to our businesses and arise from transactions entered into in the normal course of operations. For example, many of Erus’ customers finance their purchases, and rising interest rates may discourage such purchases in the future. In addition, in a high inflation environment, customers may elect to forgo purchasing the products and services we offer in favor of other necessary expenditures. Further, we have a significant cash balance that is currently earning higher interest. However, if interest rates decrease in the future, we will earn a lower return on our cash balances.

We currently do not have outstanding debt with variable interest rates, and we do not use derivatives or other financial instruments for trading or speculative purposes. However, certain of our portfolio companies may in the future incur debt with variable interest rates or make use of derivative financial instruments to manage the economic impacts of increasing inflation and general instability in global financial markets. We do not expect the future use of these financial instruments by any of our portfolio companies to have any material effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in ‘Item 15. Exhibits and Financial Statement Schedules’ of Part IV of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

Material Weaknesses

We have concluded that there are material weaknesses in our system of internal control over financial reporting (“ICFR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified deficiencies, or a combination of deficiencies, relating to our control environment, risk assessment, information and communication, control activities and monitoring activities that have been determined to be pervasive material weaknesses in our internal controls. Specifically, our material weaknesses result from inadequate resources, insufficient and ineffective controls within our financial close and reporting process, and weaknesses in reaching and documenting accounting conclusions.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the Internal Control - Integrated Framework (2013) issued by COSO, management developed and is implementing remediation plans to address these material weaknesses. Such plans and measures include, among other things:

●	establishing a hierarchy of review with the appropriate complement of management employees, and
●	implementing intensive review policies and procedures to be performed at an appropriate level of precision.

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified management does not expect to fully remediate these material weaknesses in the near term. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors and Executive Officers and Corporate Governance

MANAGEMENT OVERVIEW

As previously discussed in “Item 1. Business”, the Partnership is managed by GPB, through its affiliation with Highline. The main governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Executive Officers as well as the Board, as described in this “Item 10. Directors and Executive Officers and Corporate Governance.” The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined below.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court appointed the Monitor over GPB. Pursuant to the EDNY Court’s original order, GBP shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. The Order also grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receivership petition for any of them, among other actions.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the Monitorship, conversion to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. The following discussion about the authority of various governing bodies of GPB, the Acquisition Committee, Highline, and their respective officers and directors, is qualified by reference to the Amended Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period ran to completion without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

GPB Summary

GPB is a Delaware limited liability company, registered as an investment adviser with the SEC. Under the Partnership’s LPA, GPB conducts and manages our business. However, pursuant to a MSA with Highline, Highline oversees all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. The main governing body internal to GPB is the Acquisition Committee. While GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, Highline is responsible for reporting and monitoring distributions to our Limited Partners. Pursuant to the April 14, 2021 Amended Order issued by the EDNY Court, Highline’s operational and financial decisions regarding the affairs of the Partnership are subject to the Monitor’s authority.

Acquisition Committee

The Acquisition Committee is currently composed of three members appointed by GPB; however, GPB may increase or decrease the size of the Acquisition Committee, and nominate and remove Acquisition Committee members at its sole discretion. Currently, the members of the Acquisition Committee are Robert Chmiel, Michael Emanuel, and Nico Gutierrez. Pursuant to letter agreements with us, Acquisition Committee members agree to serve on such committee for automatically renewing one year terms, and provided that either party may terminate the relationship at any time, that they will use their best judgment when making recommendations on acquisitions and divestiture decisions for us and will regularly attend committee meetings.

According to the Acquisition Committee governing charter, the authority and responsibilities of the Acquisition Committee include:

●	Understanding our mission and organizational goals and how they underscore and support the objectives of the portfolio companies.
●	Reviewing and advising on proposed acquisitions based on the consistency, viability and fit of those proposed acquisitions with our acquisition and operational criteria.
●	Voting on acquisitions and divestitures, which require the approval of at least 75% of the Acquisition Committee members in order to proceed with a particular investment decision.

Notwithstanding the above, GPB’s Acquisition Committee asset acquisition and divestiture decisions concerning the Partnership that constitute a Significant Transaction are subject to required approval by the Board. A “Significant Transaction” means (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board.

Acquisition Committee members are not independent and are affiliated with either GPB or Highline. The members are not separately compensated for their service on the Acquisition Committee. The below chart reflects the Acquisition Committee make up and their tenure on the committee:

Name	Position	Tenure

Robert Chmiel	Committee Chair Person	March 2021 - Present
Michael Emanuel	Committee Member	December 2021- Present
Nico Gutierrez	Committee Member	December 2021- Present

Advisory Committee

During 2021, GPB had an Advisory Committee composed of three members appointed by GPB. The Advisory Committee was responsible for reviewing and approving all related party transactions involving the Partnership. In February 2022, with the Monitor’s approval, the Advisory Committee was disbanded.

Code of Ethics and Business Conduct

GPB’s Code of Ethics and Compliance Manual applies to all officers and employees of GPB and Highline. A copy of our code of ethics is posted on our website at http://www.gpb-cap.com.

GPB Executive Leadership

GPB’s senior executives are experienced financial, management, legal and accounting professionals with several decades of combined private investment and acquisitions experience. None of the GPB executive leadership have familial relationships with each other or any person listed in this “Item 10. Directors and Executive Officers and Corporate Governance” or “Item 11. Executive Compensation”. The current executive leadership of GPB is as follows:

Robert Chmiel, Chief Executive Officer and Chief Financial Officer

Robert Chmiel, 62, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 56, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions. Mr. Emanuel joined GPB from Stroock & Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 - July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 – March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

Highline Management, Inc. Summary

In January of 2020, Highline was formed as a wholly-owned subsidiary of GPB to provide services to the GPB-managed partnerships as described below under “Highline Management Services Agreement.” Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described in “Item 3. Legal Proceedings”. The predecessor Audit Committee made recommendations that led to us undertaking a series of restructuring activities to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and promote compliance with applicable laws, rules and regulations. To that end, Highline was authorized to, and established the Board, initially consisting of five members, three of which are “independent”, as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, each consisting entirely of independent members – an Audit Committee, a Governance Committee, and a Compensation Committee. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure, and enhance internal controls.

Highline Board of Directors

The Board currently consists of four members (the “Directors”). The Directors are Walter Bishop, Jane Kanter, Joseph LaPorta and Thomas Lemke. The three independent Directors are Walter Bishop, Jane Kanter and Thomas Lemke. David Gentile, the former Chief Executive Officer of GPB, served as Chairman of the Board and Joseph LaPorta served as a senior advisor to GPB’s healthcare strategy until February 2022. In February 2021, both David Gentile and Thomas Hawkins resigned their Board positions. Mr. Gentile’s position as Chairman was assumed by Michael Frost following Mr. Gentile’s resignation, until February 2022, and Thomas Lemke replaced Mr. Hawkins as a Director. In February 2022, Mr. Frost resigned from the Board, and Jane Kanter replaced Mr. Frost as the Board’s Chair. The biographies of current Board members are contained in this “Item 10. Directors and Executive Officers and Corporate Governance.”

Highline Management Services Agreement

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five-year term, through December 31, 2024.

Highline provides significant management and operational services to GPB through the MSA with respect to limited partnerships (“LPs”) managed by GPB, including the Partnership, which are operating holding companies engaged in the business of acquiring and managing operating businesses and certain loans and debt positions held by the LPs and their affiliates. Pursuant to the MSA, Highline provides strategic management, day-to-day operational oversight, administration, acquisition and disposition oversight, and accounting and financial reporting services to GPB with respect to the LPs and affiliates. Highline has agreed to provide the following services to the Partnership (but not to the businesses owned by the Partnership which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;

●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 PPM dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee, or OSP, to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2022, 2021 and 2020, OSP fees paid to Highline amounted to $1.4 million, $5.3 million and $1.4 million, respectively.

The Board oversees the business and affairs of Highline. Among other things, the Board establishes Highline’s overall corporate policies and reviews and oversees the performance of Highline’s senior management in (i) executing Highline’s business strategy, (ii) managing the day-to-day operations of Highline, and (iii) managing the LPs and affiliates, including the Partnership, in accordance with the MSA. The Board also acts as an advisor to Highline’s senior management team. The Board’s mission is to further the long-term interests of the LPs. The Board is kept informed of Highline’s businesses through discussions with Highline’s management, primarily at meetings of the Board and its Committees, and through reports and analyses presented to the Board by Highline’s senior management. Additionally, significant communications between Highline’s Directors and management occur apart from such meetings. The Board also reviews and approves Significant Transactions approved by the GPB Acquisition Committee and any material change in investment strategy of the Partnership or any of the LPs.

The Board believes the Directors’ diverse experience, qualifications, and skills in strategic and financial planning, operations, risk management, complex transactions, leadership development, and regulatory compliance provide Highline and its management team with a comprehensive range of perspectives. The biographies below describe the skills, qualities, attributes, and experience of the Directors.

Name	Position with Highline	Director Tenure

Walter Bishop+	Director	January 2020 - Present
Jane Kanter+	Director and Chair	January 2020 - Present
Joseph LaPorta	Director	January 2020-Present
Thomas Lemke+	Director	April 2021 - Present
+ Independent director

Jane Kanter, Board Chair, Independent Director, and Chair of the Governance Committee

Jane Kanter, 73, currently serves as Director of 2nd Vote Value Investments, Inc. and Chief Operating Officer of 2nd Vote Advisers, LLC, which is the sponsor and investment manager of three SEC registered exchange traded funds and adviser to numerous separately managed accounts. From January 1, 2018 through December 31, 2019, Ms. Kanter served as Chief Counsel of Manifold Partners, LLC, which is as an investment adviser to private investment funds and separately managed accounts. From June 2014 through September 2016, Ms. Kanter served as General Counsel and Chief Operating Officer of ARK Investment Management LLC, a

prominent investment adviser that focuses on disruptive innovation and offers investment advice to retail and institutional investors. From May 1997 through June 2014, Ms. Kanter was a Senior Partner at Dechert LLP, a leading global law firm that delivers practical commercial advice on complex matters and transactions. Starting in 1980, Ms. Kanter has worked in the financial services industry in various capacities: in private legal practice as a senior partner with various law firms, with T. Rowe Price Associates as Vice President and Legal Counsel, and at the SEC’s Division of Investment Management as the Head of the Investment Company Disclosure Study. Ms. Kanter has published numerous articles on topics concerning investment advisers and asset management firms. Ms. Kanter has also acted as a consultant to foreign governments and foreign and domestic regulatory bodies on matters relating to the regulation of securities, securities markets and specialized asset management issuers. The Board has concluded that Ms. Kanter’s qualifications to serve on the Board include, among other things, her vast experience in counseling financial services firms, both as a senior executive and as a senior partner with one of the nation’s leading law firms.

Walter Bishop, Independent Director and Chair of the Audit Committee

Walter (“Wally”) Bishop, 61, served as Managing Director within Deutsche Bank’s (“DB”) USA Regional Management Team, responsible for several key roles within DB’s U.S. operations including, Chief Operating Officer for DB’s U.S. Bank ($40Bn), Chairman of the Board for DB Trust Company Delaware, member of the Board of Directors and Branch Manager for DB Cayman Islands Branch ($100Bn) and Head of Governance for Capital Management and Stress Testing, from January 2015 until his retirement in June 2019. Prior to DB, Bishop worked as a manager at KPMG Peat Marwick in the financial services audit practice, managing audits for several key financial services clients, including Manufacturers Hanover and Donaldson, Lufkin & Jenrette Securities Corp. Mr. Bishop also served as Chief Financial Officer and Deputy General Manager for Nordbanken’s U.S. operations and Chief Administrative Officer for Barclays Bank U.S. Mr. Bishop most recently served as a Senior Advisor to Thunder Bridge Capital Acquisition II ($300M IPO). Mr. Bishop is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Project Management Professional (PMP). The Board has concluded that Mr. Bishop’s qualifications to serve on the Board include, among other things, his management and financial experience as a senior executive of a large banking firm and his qualifications as a “financial expert” under the rules of the federal securities laws.

Joseph LaPorta, Director

Joseph J. LaPorta, 56, has been President, Chief Executive Officer, and Board Director for Healthcare Linen Services Group, a healthcare services company, since October 2018. From June 2015 to November 2018, he was President and Chief Executive Officer of Persante Health Care, a multi-location provider of sleep and balance diagnostic management services. From November 2012 to October 2015, he served as President and CEO of Flexeon Rehabilitation, a multi-unit operator of rehabilitation and outsourced managed services. He served as President and CEO/COO of Criticare Systems & Unetixs Vascular. Prior to that, he held leadership roles with McKesson Corporation and GE Healthcare. Mr. LaPorta serves as an adjunct professor in the College of Management & Business at National Louis University. The Board has concluded that Mr. LaPorta’s qualifications to serve on the Board include, among other things, his extensive experience as a senior executive with a variety of successful companies.

Thomas Lemke, Independent Director and Chair of the Compensation Committee

Thomas Lemke, 68, is a retired financial services industry executive with over 35 years of experience, including experience in various senior management positions with financial services firms, in addition to multiple years of service with the SEC and with a major law firm. He has a background in internal controls, including legal, compliance, internal audit, risk management, and fund administration, and has served as general counsel for several financial services firms. He has familiarity with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters through his prior experience (including as Executive Vice President, General Counsel, and Head of the Governance Group of Legg Mason, Inc.). He has gained experience as an independent director of several registered investment companies. Finally, Mr. Lemke is co-author of a number of legal treatises on the regulation of mutual funds, investment advisers, and broker-dealers. The Board has concluded that Mr. Lemke’s qualifications to serve on the Board include, among other things, his extensive experience with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters.

Highline Audit Committee

The Highline Audit Committee (the “Audit Committee”) consists of at least three independent members of the Board. The members are appointed by the Board and serve on the Audit Committee as long as they continue to serve as independent members of the Board. Per the Audit Committee charter, each member must be financially literate in accordance with New York Stock Exchange requirements and at least one member of the Audit Committee shall be an “audit committee financial expert” as such term is defined in the rules and regulations promulgated by the SEC. Mr. Bishop is the Board’s audit committee financial expert.

The Audit Committee is currently composed of three members – Walter Bishop, Jane Kanter and Thomas Lemke. The Board has determined that the Audit Committee members are independent, as that term is used in the NYSE listed company manual, from both GPB and Highline. Board members are compensated as stated in “Item 11. Executive Compensation.”

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditors engaged for the purpose of rendering an audit report on the financial statements of the Partnership or performing other audit, review or related services for the Partnership. The Audit Committee’s responsibilities include resolutions of any disagreements between management of the Partnership and the independent auditors regarding financial reporting. The independent auditors report directly to the Audit Committee. Specifically, the Audit Committee ensures:

●	The integrity and quality of the financial statements of the Partnership and other entities as may be relevant to the audit of the Partnerships financial statements;
●	The qualifications, independence and performance of the Partnership’s independent auditors;
●	The adequacy and effectiveness of the Partnership’s accounting systems, disclosure controls and system of internal controls; and
●	The issuance of audited financial statements by the Partnership.

In the course of performing these functions, the Audit Committee reports regularly to the Board. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Partnership, GPB or affiliated entities and the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties.

Highline Compensation Committee

The Highline Compensation Committee (the “Compensation Committee”) is responsible primarily for (i) overseeing and making recommendations as to the compensation of Highline’s executive officers and Directors, (ii) overseeing Highline’s overall compensation structure, policies, and programs, and (iii) reviewing and approving disclosures regarding the compensation of Highline’s executive officers and Directors for this Form 10-K filing and other filings made by or on behalf of the Partnership, in accordance with the applicable rules and regulations of the SEC and any other applicable rules and regulations.

The number of individuals serving on the Compensation Committee is determined by the Board from time to time, but consists of no fewer than three (3) members, each of whom must satisfy the independence requirements of the Board, the New York Stock Exchange, the Exchange Act, and any other applicable rules and regulations of the SEC. The members of the Compensation Committee are appointed by the Board for an initial term of one (1) year and may be replaced or removed by the Board at any time. The current members of the Compensation Committee are Thomas Lemke, Jane Kanter and Walter Bishop.

The Compensation Committee reviews and advises the Board in the following areas when determining Director and Executive Officer compensation:

Incentive-Compensation and Equity-Based Plans:

●	Reviews and approves the recommendations of Highline’s management regarding any grants and awards under the Highline’s incentive-based compensation plans and equity-based plans, if any, in each case consistent with the terms of such plans; and
●	Reviews and makes such recommendations to the management of Highline, as the Compensation Committee deems advisable, with regard to policies and procedures for granting incentive-based compensation and equity-based awards, if any, by Highline.

Matters Related to Highline’s CEO:

●	Reviews and approves the corporate goals and objectives, which may be relevant to the compensation of Highline’s Chief Executive Officer (the “CEO”);
●	Evaluates the CEO’s performance in light of the goals and objectives that were set for the CEO and determines and approves the CEO’s compensation level based on such evaluation. In connection with determining the long-term incentive component of the CEO’s compensation, the Compensation Committee may consider a number of factors, including Highline’s performance and the performance of the Limited Partners and Partnership, the value of similar incentive awards to CEOs at comparable entities, and the long term compensation given to Highline’s CEO in past years; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to the CEO.

Matters Related to Compensation of the Officers Other Than the CEO:

●	Reviews and approves the compensation of all executive officers of Highline other than the CEO, as recommended by management; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to Highline’s officers.

Further, if it is determined that disclosure by the Compensation Committee of its review, discussions with management, and analysis of Director and executive officer compensation (“Compensation Disclosure”) is required to be included in filings made by or on behalf of the Partnership, it reviews and approves such disclosure, prepared by management, with the assistance of its outside counsel and in accordance with SEC requirements, and makes a recommendation to the Board as to whether the Compensation Disclosure, in the form provided to the Board, should be included in the required filings for the Partnership.

Highline Governance Committee

The Highline Governance Committee (the “Governance Committee”) assists the Board in (i) identifying and discussing corporate governance issues with a view to providing guidance and recommendations to the Board and management regarding such matters, (ii) developing a set of corporate governance guidelines and other corporate governance related documents, (iii) establishing criteria for selecting new Board members, (iv) identifying, evaluating, and nominating candidates to serve as Board members, (v) reviewing annually the independence of each of the independent Directors and reporting its findings to the Board, (vi) overseeing the annual evaluation and self-assessment of the effectiveness and performance of the Board and each of the Directors, including making recommendations to the Board as to any improvements it deems advisable, and (vii) developing, proposing, and administering Highline’s Related Party Transactions policies and procedures, as such policies and procedures are approved and adopted by the Board for Highline to implement for the Partnership. The current members of the Governance Committee are Jane Kanter, Thomas Lemke and Walter Bishop.

The Board, in consultation with the Governance Committee, establishes criteria for Board membership, which reflects the requirements of applicable laws and regulations, while taking into consideration factors as the Board deems appropriate. These factors include director independence, diversity, age, skills, management experience in businesses and other organizations of comparable size, and the extent to which the candidate and his or her experience complements, enhances or supports the Board’s ability to oversee the affairs and business of Highline, including the ability of the Board committees to fulfill their duties and responsibilities. Based on these criteria, the Governance Committee identifies individuals qualified to become independent Board members and recommends to the Board appropriate candidates for appointment to the Board. Any director candidate proposed for appointment and/or election to the Board must receive the concurrence of the full Board before the Chair of the Board can extend a formal invitation to the candidate to join the Board. Prior to any candidate becoming a member of the Board, the candidate must be approved in accordance with the Bylaws of Highline.

Highline Management, Inc. Executive Officers

Robert Chmiel, Chief Executive Officer

See “GPB Executive Leadership” section above for Mr. Chmiel’s complete biography. Mr. Chmiel was CFO of Highline from July 2020 through January 2022.

Michael Emanuel, General Counsel

See “GPB Executive Leadership” section above for Mr. Emanuel’s complete biography.

Evan Cutler, Chief Financial Officer

Mr. Cutler, 38, Chief Financial Officer (since January 2022), previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, and taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 14 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

ADMINISTRATOR

GPB has engaged Phoenix American Services, Inc. (the “Administrator”) to perform various third-party administrative services for us, including certain investor administration and investor relations functions. Phoenix provides investor administration functions including: new business processing, bank account management, electronic document management, database and file management, electronic and physical data storage, confirmation letters and investor / financial representative record access through a customized web portal. Investor relations functions include: distributions and redemptions processing, account summary, commission calculation, tax reporting and Office of Foreign Asset Control (“OFAC”) compliance.

Item 11. Executive Compensation

Overview

The Partnership does not have “Executive Compensation.” As previously discussed in “Item 1. Business” above, the Partnership is managed by GPB through its affiliation with Highline. The governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Directors and Executive Officers, and the Highline Audit Committee (previously described in “Item 10. Directors and Executive Officers and Corporate Governance”). The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined in “Item 10. Directors and Executive Officers and Corporate Governance.”

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2022. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the Board during the year ended December 31, 2022. As the members of the GPB Acquisition Committee are not separately compensated for their service on the Acquisition Committee, compensation information for the Acquisition Committee is not set forth below.

GPB Executive Compensation

The cash compensation with respect to 2022 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2022 in respect of their services to GPB is set forth in the GPB 2022 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2022, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Employment Agreements with Robert Chmiel and Michael Emanuel

On November 1, 2021, GPB and Highline entered into employment agreements with each of Robert Chmiel and Michael Emanuel, pursuant to which Mr. Chmiel serves as Chief Executive Officer and Chief Financial Officer of each of GPB and Highline and Mr. Emanuel serves as General Counsel and Chief Compliance Officer of GPB and General Counsel of Highline.

Each agreement provides that the executive will receive annualized base salary compensation of $1,000,000, of which $750,000 is payable in equal semi-monthly installments throughout the year and the remaining $250,000 is payable in a lump sum each year, occurring on April 30, 2021 and on February 15 of each year thereafter. Each $250,000 is subject to repayment if, within one year following the date of payment, the executive is terminated for Cause (as defined in the agreements) or voluntarily terminates without Good Reason (as defined in the agreements and summarized below).

In addition, each agreement provides for three payments equal to $300,000 each, which vest on February 15 of each of 2022, 2023 and 2024, subject to the executive’s continued employment through the vesting date, and is payable shortly after the vesting date. If the executive’s employment is terminated without Cause or the executive terminates for Good Reason, in each case prior to the payment of the final such payment, the executive will receive a pro-rata payment in respect of the amount payable on the next applicable payment date based on the duration of the executive’s employment from the prior February 15 through the date of termination.

Each agreement provides that if the executive’s employment is terminated without Cause or the executive terminates for Good Reason, or the executive terminates due to death or Disability (as defined in the agreement), the executive will receive (i) a severance payment equal to $1,000,000 less the amount of any $300,000 payment referenced in the previous paragraph (including any pro-rated payment) that was previously paid to the executive, and (ii) payment of COBRA costs for up to 18 months following the date of termination. These severance payment amounts were funded into an escrow account in accordance with the terms of the agreements.

The agreements provide for various restrictive covenants, including with respect to confidential information and assignment of inventions, restrictions on soliciting clients and customers for one year following termination and non-disparagement.

For purposes of the agreements, Good Reason means, in summary, (i) a material adverse change in title or duties, (ii) a non-appealable legal or regulatory finding of a material breach of the agreement by GPB or Highline, (iii) a relocation of executive’s principal office location outside of New York or Florida or a prohibition on working from home, (iv) certain new legal or regulatory actions by or against GPB or Highline, the factual basis for which arises after April 30, 2021, and (v) certain felony actions relating to GPB or its members following April 30, 2021.

GPB 2022 Summary Compensation Table

The following table provides the compensation paid by GPB to the executive officers of GPB who were serving as of December 31, 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Compensation(2)($)	Total ($)
Robert Chmiel	2022	650,000	—	68,493	718,493
Chief Executive Officer and Chief	2021	556,250	—	—	556,250
Financial Officer of GPB(3)	2020	16,500	—	—	16,500
Michael Emanuel	2022	325,000	—	43,836	368,836
General Counsel and Chief	2021	878,125	—	—	878,125
Compliance Officer of GPB(3)	2020	216,664	400,000	—	616,664
1.	The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table.
2.	The amounts in this column represent payouts for unused personal time off (“PTO”) with respect to the applicable year listed in the table.

3.	Mr. Emanuel has served as General Counsel and Chief Compliance Officer of GPB since August 2020, Mr. Chmiel has served as the Chief Financial Officer of GPB since November 2019.

Grants of Plan-Based Awards

During the year ended December 31, 2022, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2022, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2022, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2022, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Messrs. Chmiel and Emanuel upon a termination of employment by GPB without Cause, by the executive for Good Reason or as a result of the executive’s death or Disability, in each case as of December 31, 2022.

Name	Cash ($)	Bonus ($)	Severance(1) ($)	Other ($)	Total ($)
Robert Chmiel	—	—	700,000	—	700,000
Michael Emanuel	—	—	700,000	—	700,000
1.	All severance payments are contingent on a fully effective separation agreement. The amounts do not include the value of any COBRA payments.

Highline Executive Compensation

The cash compensation with respect to 2022 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2022 in respect of their services to Highline is set forth in the Highline 2022 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2022, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Highline 2022 Summary Compensation Table

The following table provides the compensation paid to the principal executive officer, principal financial officer and two most highly compensated executive officers of Highline who were serving as of December 31, 2022, along with the former Chief Executive Officer and a former Managing Director, who each ceased providing services in 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(2) ($)	Compensation ($)		Total ($)
	2022	650,000	—	—		650,000
Robert Chmiel, Chief Executive Officer	2021	400,000	—	48,000	(3)	448,000
	2020	200,000	400,000	8,000	(3)	608,000
Michael Emanuel, General Counsel	2022	975,000	—	—		975,000
	2021	91,666	—	—		91,666
Evan Cutler, Chief Financial Officer(7)	2022	287,500	175,000	5,800	(6)	468,300
	2022	300,000	345,000	5,800	(6)	650,800
Nico Gutierrez, Managing Director	2021	256,250	300,000	—		556,250
	2020	112,500	225,000	—		337,500
	2022	300,000	400,000	328,846	(4)	1,028,846
Michael Frost, Former Chief Executive Officer	2021	600,000	400,000	90,000	(3)	1,090,000
	2020	200,000	166,667	9,000	(3)	375,667
	2022	150,000	225,000	169,915	(5)	544,915
Daniel Rainey, Former Managing Director	2021	300,000	240,000	—		540,000
	2020	100,000	120,000	—		220,000
1.	All executives listed had a hire date of July 1, 2020 except for Mr. Frost (August 1, 2020) and Mr. Rainey (September 1, 2020).
2.	The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table and, for Messrs. Cutler and Gutierrez, a portion of the reported bonus amount for 2022 was paid under the key employee retention program.
3.	The amount in this column represents compensation at fair-value for use of a corporate apartment.
4.	The amount in this column represents cash severance and PTO pay-out paid to Mr. Frost in connection with his termination on June 30, 2022.
5.	The amount in this column represents cash severance and unused personal time off paid to Mr. Rainey in connection with his termination on June 30, 2022.
6.	The amount in this column represents retirement plan matching contributions paid by Highline.
7.	Mr. Cutler has served as Chief Financial Officer since January 2022.

Grants of Plan-Based Awards

During the year ended December 31, 2022, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2022, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2022, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2022, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments Upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that is payable to Mr. Frost and has been paid to Mr. Rainey as a result of the termination of their employment by Highline without Cause on June 30, 2022. The severance payable to Messrs. Chmiel and Emanuel upon a qualifying termination of employment has been included in the section entitled “GPB Executive Compensation—Potential Payments upon Termination or Change of Control” and has not been reproduced here. No other Highline executive officers who were serving as of December 31, 2022 were entitled to any severance payments or benefits upon a termination of employment.

			Severance(1)
Name	Cash ($)	Bonus ($)	($)		Other ($)	Total ($)
Michael Frost	—	—	600,000	(1)	—	600,000
Daniel Rainey	—	—	150,000	(2)	—	150,000
1.	The amount represented is equivalent to twelve months of Mr. Frost’s base salary and would be paid out over a twelve month period. However, the actual amount paid could be less if other employment is obtained prior to the twelve months being reached. The portion of the payments made for 2022 are reflected in the Highline 2022 Summary Compensation Table above.
2.	The amount represents six months of Mr. Rainey’s base salary paid out over a six month period and does not include the value of any COBRA payments.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2022 with respect to the year ended December 31, 2022.

	Fees earned or				All other
	paid in cash		Stock	Option	Compensation
Name	($)		Awards ($)	Awards ($)	($)	Total ($)
Walter Bishop	215,000	(1)	—	—	—	215,000
Jane Kanter	190,000	(2)	—	—	—	190,000
Joseph LaPorta	120,000		—	—	—	120,000
Thomas Lemke	190,000	(3)	—	—	—	190,000
1.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $57,500, $18,750 and $18,750 respectively.
2.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $20,000, $31,250 and $18,750 respectively.
3.	Includes committee member fees paid to Mr. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $31,250, $18,750 and $20,000 respectively.

Compensation Risks

Highline and the Board, including the Compensation Committee, consider and discuss the risks inherent in our business, as well as the design of our compensation plans, policies and programs that are intended to further our business objectives. Given the nature of our business, and the material risks we face, we believe that our compensation plans, policies and programs are not reasonably likely to give rise to risk that would have a material adverse effect on our business. We also believe that the mix and design of the elements of our executive compensation do not encourage management to assume excessive risks. Our compensation programs and decisions include qualitative factors which restrain excessive risk taking by management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2022 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 2022 and through the date of this filing, David Gentile, owns directly or indirectly 42 Class B Units through GPB H2 SLP, LLC, an affiliate of the General Partner.

		Percentage		Percentage		Percentage		Percentage
	Class A	of Class A	Class A-1	of Class A-	Class B	of Class B	Class B-1	of Class B-1
Beneficial Owner	Units	Units	Units	1 Units	Units	Units	Units	Units
Executive Officers	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
and Directors	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)
David Gentile**	—	—%	—	—%	42	*	—	—%
Robert Chmiel	—	—%	—	—%	—	—%	—	—%
Evan Cutler	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
Walter Bishop	—	—%	—	—%	—	—%	—	—%
Jane Kanter	—	—%	—	—%	—	—%	—	—%
Joseph LaPorta	—	—%	—	—%	—	—%	—	—%
Thomas Lemke	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (9 persons)	—%	—%	—	—%	42	*	—	—%

*Less than 1%

**Mr. Gentile is the former Chief Executive Officer of GPB, effective as of February 2021 (see “Item 1. Business”)

CHANGE IN CONTROL

We and GPB are not aware of any arrangements with respect to our Units, which may at a subsequent date result in a change of control.

Item 12A. Recent Sales of Unregistered Securities

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner, is entitled to receive an annualized managerial assistance fee, for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to Managerial assistance fee, related party and included in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 were $7.9 million, $11.9 million and $12.2 million, respectively.

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

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, were $12.4 million, $7.0 million and $3.2 million, respectively.

As of December 31, 2022 and 2021, respectively, the Partnership has non-interest-bearing payables of nil and $0.2 million, to GPB for these expenses, which are included in amounts due to related parties in the Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership entered into a loan agreement with Quantum, an equity method investee. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. Subsequent repayments and additional lending resulted in a loan balance of $0.5 million at December 31, 2020. During the years ended December 31, 2022, 2021 and 2020, payments of $0.1 million, $0.4 million and $0.2 million, respectively, were received. As of December 31, 2022 and 2021, the outstanding note receivable balance was nil and $0.1 million, respectively, which was included in note receivable – related party in the Consolidated Balance Sheets.

During 2019, the Partnership loaned Quantum $0.8 million under an additional loan agreement to be used for purposes of closing their Florida office. The loan had a 36-month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. During the years ended December 31, 2022, 2021 and 2020, payments of $0.3 million, $0.3 million and $0.3 million, respectively, were received. As of December 31, 2022 and 2021, the outstanding notes receivable balance, including accrued interest, was nil and $0.3 million, respectively, which was included in notes receivable - related party in the Consolidated Balance Sheets.

NOTES PAYABLE TO RELATED PARTIES

In 2017 a term loan agreement was entered into by Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. As of December 31, 2019, the principal outstanding was $13.0 million. Interest-only payments accrued at an annual rate of 10.0% for 36 months from the effective date of June 2017. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022.The amended term loan accrued interest at a rate of 10% with all outstanding principal due at maturity. The loan agreement contained certain financial and non-financial covenants.

On February 24, 2022, the Partnership paid off the RIST loan principal and outstanding interest on behalf of the borrowers. As of December 31, 2022 and 2021, the outstanding note payable balance, including accrued interest, was nil and $6.5 million, respectively, which was included in note payable - related party in the Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, interest expense related to these notes were $0.1 million, $0.7 million and $1.3 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations.

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that ran GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when the automotive dealerships were sold. For the years ended December 31, 2021 and 2020, the Partnership recorded general and administrative expenses related to this allocation of $2.2 million and $1.9 million, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the years ended December 31, 2022, 2021 and 2020, respectively, Erus paid $0.2 million, $0.2 million and $0.2 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Greenwave, a subsidiary of the Partnership until January 2022, incurred related-party expenses of $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. These expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The expenses were related to the provision of services from a company owned by the CEO of the subsidiary.

Quantum, an equity method investee of the Partnership, incurred expenses of $0.8 million, $0.4 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were $0.2 million and $0.8 million, as of December 31, 2022 and 2021, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2021 and 2020, certain automobile dealerships owned by the Partnership purchased vehicles from dealerships owned by AP LP totaling $1.1 million and $0.5 million, respectively.

For the years ended December 31, 2021 and 2020, certain automobile dealerships owned by the Partnership sold vehicles to dealerships owned by AP LP totaling $1.5 million, $1.7 million, respectively.

For the years ended December 31, 2022 and 2021, respectively, Erus paid $0.6 million and $0.3 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in cost of services in the Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the years ended December 31, 2022, 2021 and 2020, respectively, the amounts sold were $0.8 million, $0.5 million and $0.4 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $5.3 million, $6.3 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These revenues were included in service revenue in Consolidated Statements of Operations. Accounts receivable were $0.5 million and $0.6 million, as of December 31, 2022 and 2021, respectively and are included in accounts receivable, net on the Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s OSP fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.4 million, $5.3 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On July 18, 2022, HPI Holdings LLC (“HPI Holdings”) entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. See “Note 4. Acquisitions, Disposals, Discontinued Operations and Assets Held for Sale” The partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the year ended December 31, 2022 two payments were made. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in amounts due to related parties in the Consolidated Balance Sheets.

Quantum leases space from an officer of the company. Quantum paid rent for the years ended December 31, 2022, 2021 and 2020 of $0.2 million during each year.

In 2021 and 2020 HPI, MDS and Experience Care entered into a number of agreements as a vendor and customer with its related party Itelagen. For the years ended December 31, 2021 and 2020, respectively, ITelagen, paid $0.3 million and $0.6 million for revenue cycle management services, which are included in service revenue in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, respectively, ITelagen provided IT services of $0.3 million and $1.2 million. These costs are included in selling, general and administrative expense in the Consolidated Statements of Operations. There were no receivables or payables due from/to the Partnership as of December 31, 2021.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed the firm EisnerAmper LLP, Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Partnership for the years ending December 31, 2022 and 2021. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the years ending December 31, 2022 and 2021 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper, for years ended December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Audit Fees	$1,982	$2,083
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,982	$2,083

Audit Fees. Audit fees for the years ended December 31, 2022 and 2021 consisted of fees associated with the audit of the Partnership’s Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K and Registration Statement on Form 10, respectively, and reviews of the Consolidated Financial Statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. The Partnership did not incur any audit related fees from EisnerAmper for years ended December 31, 2022 or 2021.

Tax Fees. The Partnership did not incur any tax fees from EisnerAmper for years ended December 31, 2022 or 2021.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper for years ended December 31, 2022 or 2021.

PART IV

Item 15. Financial Statements and Exhibits

The following documents are filed as a part of this Annual Report on Form 10-K:

1.All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.
2.	Financial Statement Schedules:
(a)Financial Statement.

The financial statements included elsewhere in this Form 10-K are listed under “Item 15. Financial Statements and Supplementary Data.”

(b)Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts.

GPB Holdings II, LP

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

		Balance at	Additions:
Year ended		Beginning of	Charged to costs		Deductions: Write	Balance at
December 31,	Description	Year	and expenses	Other	offs	End of Year
2022	Allowance for doubtful accounts receivable	$1,454	$1,514	$—	$(856)	2,112
2021	Allowance for doubtful accounts receivable	1,035	3,345	—	(2,926)	1,454
2020	Allowance for doubtful accounts receivable	784	4,263	(129)	(3,883)	1,035
3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each.

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
3.2	Fourth Amended and Restated Agreement of Limited Partnership of GPB Holdings II, LP, dated April 26, 2018 (Incorporated by reference to Form 10/A filed on July 25, 2022).
10.1

Second Amended and Restated Management Services Agreement, by and between GPB Capital Holdings, LLC, and Highline Management Inc., dated August 1, 2021 (Incorporated by reference to Form 10/A filed on July 25, 2022)..

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

10.6	Asset Purchase Agreement by and between Greenwave Energy, LLC and United Energy Trading, LLC, dated January 1, 2022 (Incorporated by reference to Form 10/A filed on July 25, 2022)..
21	Subsidiaries of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

**Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highline Management, Inc., and Limited Partners of

GPB Holdings II, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GPB Holdings II and Subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and the financial statement Schedule II -Valuation and Qualifying Accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Partnership’s auditor since 2019.

EISNERAMPER LLP

New York, New York

March 31, 2023

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$334,427	$356,574
Restricted cash	18,227	9,102
Accounts receivable, net	26,909	30,070
Due from related parties	—	66
Inventories	1,097	878
Prepaid expenses	5,649	6,781
Contract assets	15,740	17,783
Investment securities, current portion	—	2,135
Current assets held for sale, continuing operations	—	7,253
Current assets held for sale, discontinued operations	21,583	41,364
Total current assets	423,632	472,006
Non-current assets:
Restricted cash - long-term	—	10,125
Notes receivable - related party	—	346
Property and equipment, net	8,245	8,788
Investment securities, net of current portion	729	2,990
Equity method investments	15,467	22,363
Right-of-use assets operating	6,535	8,456
Assets held for sale discontinued operations, net of current portion	—	16,520
Goodwill	78,895	78,895
Intangible assets, net	67,973	81,790
Other non-current assets	699	1,267
Total non-current assets	178,543	231,540
Total assets	$602,175	$703,546

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2022	2021
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	8,192	9,074
Accrued expenses	21,510	24,670
Deferred revenue and customer deposits	19,319	25,207
Current portion of note payable - related party	—	6,458
Long-term debt, current portion	1,724	2,205
Finance lease liabilities, current portion	224	227
Operating lease liabilities, current portion	2,533	3,992
Due to related parties	374	375
Other current liabilities	—	271
Total current liabilities	53,876	72,479
Non-current liabilities:
Long-term debt, net of current portion	25	52,491
Finance lease liabilities discontinued operations, net of current portion	159	370
Operating lease liabilities, net of current portion	3,498	4,069
Deferred tax liabilities - long-term	4,033	5,901
Other liabilities	816	968
Total non-current liabilities	8,531	63,799
Total liabilities	62,407	136,278
Commitments and contingencies (see Note 13)
Partners’ capital
Partners’ capital attributable to the Partnership	529,172	551,903
Accumulated other comprehensive (loss)	(2,170)	(1,201)
Total partners’ capital attributable to the Partnership	527,002	550,702
Non-controlling interests	12,766	16,566
Total partners’ capital	539,768	567,268
Total liabilities and partners’ capital	$602,175	$703,546

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Product revenue	$71,080	$61,968	$46,216
Service revenue	121,910	87,325	69,466
Debt investment interest income	327	903	2,676
Gain (loss) on sale of investment securities	26	(712)	(97)
Unrealized (loss) gain on investment securities	(2,261)	3,169	645
Other revenue	67	706	310
Total revenues	191,149	153,359	119,216
Cost of revenues:
Cost of goods sold	35,574	26,127	17,396
Cost of services	67,099	46,916	36,781
Total cost of revenues	102,673	73,043	54,177
Gross profit	88,476	80,316	65,039
Operating expenses (income):
Selling, general and administrative expenses	85,998	86,533	59,379
Managerial assistance fee, related party	7,852	11,874	12,245
Rent expense	4,576	3,338	2,831
Loss (income) from equity method investments	6,777	(3,449)	(426)
(Gain) loss on disposal of businesses	(6,723)	5,334	—
Asset impairment	—	—	780
Depreciation and amortization	15,174	10,302	8,717
Total net operating expenses	113,654	113,932	83,526
Operating loss	(25,178)	(33,616)	(18,487)
Other income (expense):
Interest expense	(2,823)	(1,465)	(36)
Interest expense to related party	(399)	(738)	(1,323)
Interest income	4,359	216	795
Loss on debt extinguishment	(4,502)	—	—
Other expense	(881)	(830)	(166)
Total other expense	(4,246)	(2,817)	(730)
Loss from continuing operations, before tax	(29,424)	(36,433)	(19,217)
Income tax benefit (expense)	865	288	(153)
Net loss from continuing operations	(28,559)	(36,145)	(19,370)
Gain on sale of discontinued operations	7,919	176,799	31,806
Income from discontinued operations	2,224	28,090	16,288
Income from discontinued operations, before tax	10,143	204,889	48,094
Income tax expense, discontinued operations	—	—	(1,402)
Net income from discontinued operations	10,143	204,889	46,692
Net (loss) income of continuing and discontinued operations	(18,416)	168,744	27,322
Net income attributable to non-controlling interests	2,364	2,420	9,439
Net (loss) income attributable to the Partnership	$(20,780)	$166,324	$17,883

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(18,416)	$168,744	$27,322
Other comprehensive income (loss):
Net change in unrealized (losses) gains on debt investment securities	—	1,372	(968)
Foreign currency translation loss	(1,072)	(296)	(150)
Total other comprehensive (loss) income	(19,488)	169,820	26,204
Other comprehensive loss attributable to non-controlling interests	(103)	(46)	(23)
Net income attributable to non-controlling interest	2,364	2,420	9,439
Comprehensive (loss) income attributable to the Partnership	$(21,749)	$167,446	$16,788

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Income (loss)	Interests	Total
Partners’ capital - December 31, 2019	$169,709	$86,710	$97,470	$51,339	$405,228	$(1,228)	$46,488	$450,488
Unit issuance costs	—	—	(436)	(222)	(658)	—	—	(658)
Distributions	(14,570)	(7,415)	(7,760)	(4,278)	(34,023)	—	—	(34,023)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(23,722)	(23,722)
Purchase of non-controlling interests	(286)	(147)	(166)	(87)	(686)	—	(5,814)	(6,500)
Net income	6,654	3,739	4,793	2,697	17,883	—	9,439	27,322
Other comprehensive loss	—	—	—	—	—	(1,095)	(23)	(1,118)
Partners’ capital - December 31, 2020	$161,507	$82,887	$93,901	$49,449	$387,744	$(2,323)	$26,368	$411,789
Unit issuance costs	—	—	(75)	(8)	(83)	—	—	(83)
Tax withholding distributions	(864)	(444)	(508)	(266)	(2,082)	—	—	(2,082)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(12,176)	(12,176)
Net income	68,216	35,390	41,411	21,307	166,324	—	2,420	168,744
Other comprehensive income ( loss)	—	—	—	—	—	1,122	(46)	1,076
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Transfers	(5,624)	5,624	91	(91)	—	—	—	—
Tax withholding distributions	(959)	(173)	(1,053)	234	(1,951)	—	204	(1,747)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(6,265)	(6,265)
Net (loss) income	(9,536)	(4,686)	(4,395)	(2,163)	(20,780)	—	2,364	(18,416)
Other comprehensive loss	—	—	—	—	—	(969)	(103)	(1,072)
Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(28,559)	$(36,145)	$(19,370)
Net income from discontinued operations	2,224	28,090	14,886
Gain on sale of discontinued operations	7,919	176,799	31,806
Net (loss) income	(18,416)	168,744	27,322
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from equity method investments	6,777	(3,449)	(426)
(Gain) loss on disposal of business	(6,723)	5,334	—
Gain on sale of discontinued operations	(7,919)	(176,799)	(31,806)
(Gain) loss on sale of debt investments	(26)	712	97
Loss (gain) on sale of property, equipment, and leased assets	3	(14)	(3)
Changes in unrealized losses (gains) on equity investment securities	2,261	(3,169)	(645)
Impairment of goodwill, intangibles and long-lived assets	—	—	780
Bad debt expense	1,514	3,345	1,665
Depreciation and amortization	16,449	11,577	12,384
Amortization of deferred financing costs	286	167	47
Amortization of original issue discount on investment securities	—	—	(377)
Amortization of right of use assets - operating and finance	4,401	3,103	2,550
Paid-in-kind interest	—	(251)	(267)
Loss on extinguishment of debt	4,502	—	—
Changes in deferred tax liabilities	(1,867)	(861)	—
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	319	(3,363)	(4,474)
Due from related parties	66	(256)	(364)
Inventories	(219)	1,089	(1,344)
Prepaid expenses	1,132	(1,476)	380
Contract assets	2,043	(12,186)	(3,436)
Other assets	568	833	1,724
Accounts payable	(582)	672	878
Accrued expenses	(1,078)	2,286	(554)
Due to related parties	(241)	203	185
Customer deposits	(5,888)	10,512	3,885
Operating lease liability	(4,510)	(2,930)	(2,491)
Other current liabilities	(403)	—	(1,329)
Other liabilities	(154)	(1,667)	13,414
Net operating cash flows from discontinued operations	(2,224)	(12,084)	(20,279)
Net cash used in operating activities	$(9,929)	$(9,928)	$(2,484)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	$—	$(60,493)	$—
Proceeds from repayments of debt investments	2,135	—	—
Proceeds from sale of businesses	20,194	143,603	66,898
Proceeds from sale of debt investments	26	3,563	5,106
Distributions received from investee	38,643	189,288	861
Payment of contingent consideration	—	(10,800)	—
Collections of notes receivable - related party	344	1,727	412
Purchase of property and equipment	(1,554)	(5,322)	(7,276)
Proceeds from sale of property and equipment	11	39	—
Payments for developed technology	(547)	(792)	(799)
Net investing cash flows of discontinued operations	—	(2,932)	1,336
Net cash provided by investing activities	59,252	257,881	66,538
Cash flows from financing activities:
Repayments of notes payable, related party	(6,500)	—	(6,500)
Proceeds from loans payable	—	56,460	6,675
Repayments on loans payable	(57,527)	(100)	(100)
Repayments on finance lease obligations	(215)	(225)	(12)
Proceeds from lines of credit	620	1,827	1,674
Repayments on lines of credit	(786)	(1,013)	(925)
Unit issuance costs	—	(83)	(658)
Payments of debt issuance costs	—	(1,891)	(98)
Distributions	(4,033)	—	(34,023)
Purchase of non-controlling interest	—	—	(6,500)
Distributions to non-controlling interest	(3,978)	(12,176)	(23,722)
Net financing activities of discontinued operations	—	(4,822)	305
Net cash (used in) provided by financing activities	(72,419)	37,977	(63,884)
Effect of exchange rate changes on cash	(51)	(19)	(38)
Net (decrease) increase in cash and cash equivalents and restricted cash	(23,147)	285,911	132
Cash and cash equivalents and restricted cash of continuing operations - beginning of year	375,801	82,364	70,675
Cash and cash equivalents and restricted cash of discontinued operations - beginning of year	—	7,526	19,083
Cash and cash equivalents and restricted cash - beginning of year	375,801	89,890	89,758
Cash and cash equivalents and restricted cash - end of year	352,654	375,801	89,890
Less cash and cash equivalents and restricted cash of discontinued operations - end of year	—	—	(7,526)
Cash and cash equivalents and restricted cash of continuing operations - end of year	$352,654	$375,801	$82,364
Supplemental disclosure of cash flow information:
Cash payments for interest	$—	$1,927	$1,645
Supplemental schedule of non-cash investing and financing activities:
Debt issuance costs	$—	$(550)	$—
Distributions to non-controlling interest paid directly by buyer	(1,709)	—	—
Distribution payable	375	(2,082)	—
Finance lease assets assumed	—	(741)	(94)
Finance lease liabilities assumed	—	741	94
Operating lease asset modification	1,907	—	—
Operating lease liability modification	(1,907)	—	—
Operating lease assets assumed	(4,387)	(3,994)	(2,049)
Operating lease liabilities assumed	4,387	3,994	2,049

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization, Nature of Business and Recent Events

Organization

GPB Holdings II, LP (“Holdings II”, the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015.

GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings”, “GPB Capital” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership, dated April 26, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services” or “TES”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica and India. As of December 31, 2022, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health Solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); and 91.9% of HealthPrime International, LLC (“HealthPrime” or “HPI”), which includes 100% of Micro Development Services Inc. (“MDS”), all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has non-controlling investments of 31% in Hotel Internet Services, LLC (“HIS”) as of December 31, 2022 which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market. As of December 31, 2022 the Partnership owned 60% of Erus Holdings, LLC (“Erus”), which is accounted for under the consolidation method. In January, 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC., and continues to own its 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an equity method investment, during GPB Prime’s wind down. During the year ended December 31, 2021, Holdings II sold its 76.7% interest in Riverwalk Tower LLC (“Riverwalk”), a real estate investment which was accounted for under the consolidation method. Lending Operations provides short to medium term loans, typically with 12-to-36 month durations, to companies. The Partnership has a 3% non-controlling equity method investment in Armada Waste Management Holdings, LLC (“Waste”). In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Further information regarding our reportable business segments is contained in “Note 15. Business Segments”. Further information regarding equity method investments is contained in “Note 7. Equity Method Investments”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Highline Management, Inc.

In January of 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operation support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described below and in “Note 13. Commitments and Contingencies.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations. To that end, the initial five member Highline Board of Directors (the “Board”) (now four members) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish an independent committee responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees on GPB’s behalf all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a Management Services Agreement (“MSA”). As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any MSA, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the businesses owned by the Partnership which are managed day-to-day by their own management teams) pursuant to the MSA:

•	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
•	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
•	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
•	Manage the process for the audits of the financial statements of the Partnership;
•	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
•	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
•	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
•	Review and approve any material change in the investment strategy of the Partnership; and
•	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five-year term, through December 31, 2024.

Pursuant to the amended order of the EDNY Court on April 14, 2021, operational and financial decisions to be made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

Other Events

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), Mr. David Gentile, Mr. Jeffry Schneider and Mr. Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s office for the Eastern District of New York the (“USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain Limited Partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. The following discussion about the authority of various governing bodies of GPB, the Acquisition Committee, Highline, and their respective officers and directors, is qualified by reference to the Amended Monitor Order. See “Note 13. Commitments and Contingencies” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements through December 31, 2022, have been prepared in accordance with U.S. GAAP assuming the Partnership will continue as a going concern.

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

Consolidation Method.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Partnership also evaluates the equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in value of the investment. Such events include, but are not limited to, sustained operating losses by the investee or long‑term negative changes in the investee’s industry and sales of ownership interests at prices below our carrying value of our investment. During the year ended December 31, 2022, $8.0 million in impairment charges were recorded in loss from equity method investments on the Consolidated Statement of Operations, there were no impairment charges for the years ended December 31, 2021 and 2020. The impairment charge at Hotel Internet Services, Inc. (“HIS”) was the result of a permanent degradation in expected future operating performance and cash flows due to the loss of a primary revenue source. The loss of the primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum Energy Holdings, LLC (“Quantum”) was the result of the culmination of deterioration in the Company’s customer base and the Company’s decision not to expand into new markets due to excessive migration costs both of which are considered to be permanent in nature.

Use of Estimates

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangibles, reserves for potential litigation liabilities, depreciable lives, valuation of long-lived assets, and valuation of investments securities and equity method investments.

Business Combinations

The Partnership accounts for acquisitions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the net assets acquired, liabilities assumed and non-controlling interest in the acquired businesses are recorded as of the date of acquisition at their respective fair values. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets and identifiable intangible assets acquired is recorded as goodwill.

Transaction costs are expensed when incurred. The operating results of the acquired businesses are reflected in our Consolidated Financial Statements commencing on the date of the acquisition. The Partnership records the net assets of acquired businesses at fair value, based, in part, upon internal estimates of cash flows and independent appraisals. Changes to the assumptions used to estimate the fair value could impact the recorded amounts of the net assets acquired and the resultant goodwill. Fair values of customer relationships are estimated by discounting expected future cash flows of the customers. Developed technology and tradenames are estimated using the relief from royalty method by estimating the savings attributable to having purchased the asset. Software platforms are valued at replacement cost and non-compete agreements are estimated using the with and without method that compares the prospective cash flows with and without the non-compete agreement in place. The fair value of real property is determined using a combination of the cost approach (the comparative unit method) and sales comparison approach (the building residual technique method).

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in bank accounts without restriction, and investments in Treasury Bills with original maturities of no longer than three months. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of December 31, 2022, the standard Federal Deposit Insurance Corporation (FDIC) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of December 31, 2022, substantially all of the Partnership’s $30.1 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of December 31, 2022, $304.3 million was invested in Treasury Bills, with original maturities of no longer than three months, are not presented in the table above.

The Partnership uses Signature Bank for the majority of its banking. On March 12, 2023 the FDIC appointed the New York State Department of Financial Services as a receiver for Signature Bank and subsequently closed the bank. To protect the customers, substantially all of the deposits were moved to Signature Bridge Bank, N.A that will be a full service bank during a transition to a new permanent bank. GPB does not believe this will have a material impact on the financial statements of the Partnership, however, no assurance can be provided. As of December 31, 2022 the Partnership had $20.9 million of cash deposits at Signature Bank.

Restricted Cash

As of December 31, 2022, the Partnership held $18.2 million of total restricted cash which represents indemnity funds held in escrow in relation to the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and the purchase of AdvantEdge Healthcare Solutions, Inc. (“AHS”). The Alliance escrow agreement reimburses the buyer for any breaches and losses related to managed practices for the 2020 and 2021 calendar years and expires on June 21, 2023. The AHS escrow agreements reimburses the seller contingent liabilities and reimburses for any breaches in prior periods and expired in November 2022, final payment is being negotiated.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of trade receivables from customers, which are paid by customers and financing companies (Energy).

Receivables are recorded at the invoiced amount or the amount expected to be received under contractual agreements. The Partnership maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers payor terms, historical losses, current market conditions and customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. Past due balances over 90 days are reviewed for collectability. Accounts receivable are written off against allowances after all reasonable collection efforts are exhausted.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, or at the estimated fair value at the date of acquisition for property and equipment purchased in connection with a business combination. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments or the fair value of the asset at the inception of the lease, net of accumulated depreciation. Major additions and improvements which extend the useful lives of the assets are capitalized, while minor replacements, repairs, and maintenance, which do not improve or extend the lives of the assets, are expensed as incurred. Once the assets are placed into service, they are depreciated in accordance with the Partnership’s policy.

Depreciation and amortization are computed over the estimated useful lives of the assets or the respective lease term for leasehold improvements, whichever is shorter using the straight-line method. Estimated useful lives are as follows:

Property and Equipment	Useful Lives
Buildings	10 - 40 years
Leasehold improvements	Lesser of lease term or useful life
Computer and office equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
Vehicles	5 - 7 years
Computer software	4 - 7 years

The Partnership continually evaluates property and equipment, including leasehold improvements, to determine whether events and circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. The Partnership uses an estimate of the related un-discounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. Management measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value and recognizes the impairment charge as a component of operating expenses.

Leases

The partnership accounts for leases under Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), as amended. The Partnership determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Partnership’s right-to-use of an underlying asset for the lease term and lease liabilities represent the Partnership’s obligation to make lease payments arising from the lease. Finance leases are recorded in right-of-use assets - finance, on the Consolidated Balance Sheets. Operating lease obligations are included in operating lease liabilities on the Consolidated Balance Sheets. The classification of the Partnership’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities, for all leases with terms longer than 12 months is based on the present value of future lease payments over the lease term. As the implicit rate in the lease is not determinable, the Partnership uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement, and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Partnership will exercise any such options. Rent expense for the Partnership’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The term of the lease and interest expense associated with its finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

Goodwill and Intangible Assets

Goodwill represents the excess cost of businesses acquired over the fair value of the identifiable net assets. The Partnership’s indefinite lived intangible assets include certain tradenames and trademarks. The Partnership expects certain of its tradenames and trademarks will contribute to cash flows for an indefinite period. Definite lived intangible assets listed in the table below are recorded at fair value on the date of acquisition and amortized over their estimated useful lives using the straight‑line method. Software development costs are capitalized when these are ready for service from the time technological feasibility of the software is established. Amortization of the software development begins when the product is available for general release.

Capitalized software costs incurred in connection with software development and platforms sold in the Technology-Enabled Services segment are capitalized once the software has reached technological feasibility which the Partnership considers to be a working model. Costs incurred in the maintenance and minor upgrade and enhancement of the Partnership’s software platforms without additional functionality are expensed as incurred.

Internal and external costs, if direct and incurred for adding incremental functionality to the Partnership’s platform are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Costs incurred prior to attaining technological feasibility are expensed as incurred.

Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or more often if events occur or circumstances change that could cause these assets to become impaired. Based on the Partnership’s internal reporting structure, the level at which discrete financial information is available and for which operating results are regularly reviewed and the economic similarity of its components, the Partnership has determined it has three reporting units: Erus, a component of the Energy segment, HPI and Halo, which are components of the Technology-Enabled Services segment. We test our goodwill and indefinite lived intangibles for impairment on December 31 of each year.

If the Partnership determines that it is more likely than not that the fair value of the goodwill and indefinite lived intangibles of each reporting unit is less than their respective carrying amounts, then a quantitative impairment test would be performed. Under the quantitative impairment test, the fair value of the goodwill and indefinite lived-intangible of each reporting unit is compared to their respective carrying value. If the fair value of the goodwill and indefinite-lived intangible of each reporting unit exceed their respective carrying values, no impairment charge would result. If the fair value of the goodwill and indefinite lived intangible of each reporting unit is less than their respective carrying values, than an impairment charge would be recorded for the excess of the carrying amount of the reporting unit’s goodwill and indefinite-lived intangible assets over the implied fair value of those assets.

Our definite-lived intangible assets consist primarily of amortizable intangible assets acquired in business combinations, customer relationships, software development and platforms, certain tradenames and trademarks and covenants not to compete. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. We review definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value.

The estimated useful lives of the intangible assets as of December 31, 2022 were:

Intangible Assets	Useful Lives
Customer relationships	8 - 15 years
Software platform	4 - 7 years
Developed technology	8 years
Covenant not-to-compete	2 - 5 years
Trade names and trademarks	3 - 5 years

Impairment of Long-Lived Assets

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-lived assets, such as property and equipment subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models and quoted market values. Impairment losses are recorded as a component of operating expenses in the Consolidated Statements of Operations.

Fair Value of Financial Assets and Liabilities

The Partnership’s financial instruments consist of cash, accounts receivables, contract assets, accrued expenses, notes payable, and debt. Fair values for cash, receivables, contract assets and accrued expenses approximate carrying values for these financial instruments because they are relatively short-term in nature. The carrying amount of notes payable and debt approximates fair value based on the length of maturity and existence of interest rates that approximate prevailing rates for similar instruments over similar periods of time.

Fair Value Measurements

The Partnership utilizes valuation techniques that maximize the use of observable inputs. The Partnership determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

A financial instruments categorization with the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets Held for Sale and Discontinued Operations

The Partnership classifies long-lived assets (disposal groups) to be sold as held for sale in accordance with ASU 2014-08, Presentation Of Financial Statements (ASC Topic 205) And Property, Plant, And Equipment (ASC Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”), in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Partnership reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale in the accompanying Consolidated Balance Sheets.

The Partnership recognizes an impairment loss if the carrying amount of the long-lived asset (disposal group) exceeds the estimated fair value of the long-lived asset (disposal group) less cost to sell. If the Partnership recognizes an impairment loss, the adjusted carrying amount of the long-lived asset (disposal group) becomes its carrying amount.

The Partnership classifies long-lived assets that meet the criteria to be classified as held for sale, as discontinued operations when a disposal group represents a strategic shift that has or will have a major effect on the Partnership’s operations and its financial results. The results of all discontinued operations, less applicable income taxes are reported as a separate component of income. Any gain or loss recognized on the disposal of a discontinued operation is presented separately on the Consolidated Statement of Operations.

Cost of Revenues

The Partnership’s cost of revenues represents the amounts related to the sale of products and services. These costs include direct labor and employee costs, travel, outsourcing, depreciation of software platforms and materials and parts.

Selling, General and Administrative Expenses

The Partnership’s operating expenses include, among others, payroll expenses, commissions, administrative expenses, audit fees, professional and insurance expense, litigation related and indemnification expenses, and taxes or other governmental charges levied against the Partnership. Partnership expenses may include broken deal expenses. The Partnership is allocated from GPB a portion of the total compensation of GPB’s or its affiliates’ officers and employees relating to the time such officers or employees provide services to the Partnership or its subsidiaries.

Revenue Recognition

The Partnership follows the provisions of ASC 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized when the Partnership satisfies its performance obligations by transferring control over a product or service to a customer. The amount of revenue recognized is measured based on the consideration the Partnership expects to receive in exchange for these goods or services, and excludes any sales allowances, incentives, returns or taxes collected from customers which are subsequently remitted to government authorities. Shipping and handling associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues. Sales contracts may contain either single or multiple performance obligations. In instances where contracts contain multiple performance obligations, we allocate the revenue to each obligation based on the relative stand-alone selling prices based upon recorded sales of each product or service. Contracts do not contain a significant financing component.

Technology-Enabled Services: Software licenses revenue is recognized when control of such licensees are transferred to the client. Software maintenance and contract support revenue is recognized ratably over the related contract period. Professional services revenue is based on contractual amounts for services performed over time utilizing a labor hour input method and is recognized proportionally with the progress of the implementation of the work effort. Medical billing and services revenue is recognized over the performance period using the input method. The Partnership’s contracts with clients typically include various combinations of our software solutions and related services. Contract transaction price is allocated to performance obligations using estimated stand-alone selling price. The Partnership determines stand-alone selling price using observable inputs such as stand-alone sales when they exist or substantive renewal

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

prices charged to clients. In instances where stand-alone selling price is not observable, the Company utilizes an estimate of stand-alone selling price. Such estimates are derived from various methods that include: cost plus margin, historical pricing practices, and the residual approach.

Energy: Solar panel installation revenue is recognized when the permission to operate (“PTO”) the solar system is granted by regulatory authorities. Commissions earned by sales channel partners (dealers) and lender fees charged by financing partners that provide customer financing to purchase the solar systems are paid when installations are complete, which is before the PTO completion. These prepaid commissions are recognized as an operating expense and lender fees are netted against revenue in the accompanying Consolidated Statement of Operations, when they are legally liable to pay, concurrent with revenue recognition at the PTO date.

Utility resales is revenue from the sale of natural gas to end consumers. Revenue is based on actual volumes sold to customers as the product is delivered, where delivery is the point at which the customers consume the natural gas. Customers are billed monthly on a cycle basis. The Company accrues unbilled revenues for natural gas delivered to customers, but not yet billed at month-end. Revenue is measured at the fair value of the consideration received, excluding discounts, rebates and sales taxes. The business reports revenue net of fulfillment costs in the accompanying Consolidated Statement of Operations as the business acts as an agent in these transactions.

Contract Assets

Contract assets relate to the Partnership’s pre-payment for materials and services performed and paid upon the installation of solar systems which is before the PTO completion date and revenue recognition. The contract assets are recognized as cost of goods sold and operating expense in the accompanying Consolidated Statement of Operations, concurrent with revenue recognition at the PTO date.

Income Taxes

The Partnership is a US-based limited partnership treated as a pass-through entity for U.S. federal and state income tax purposes. Some of the Partnership’s wholly owned subsidiaries are classified as corporations and subject to U.S. federal, state, and in some cases, foreign income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Partnership reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Partnership considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. A history of cumulative losses is a significant piece of negative evidence used in the assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and our portfolio companies, as described in “Note 13. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

The Technology-Enabled Services industry is subject to rapid innovation, which forces companies to move swiftly to react to changes in the industry. Maintenance of state-of-the-art technology and network equipment is costly and requires expertise. It can be difficult to accurately price our Technology-Enabled Services portfolio companies’ long-term service contracts, which could negatively affect our

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

business. Renewal of customer service contracts and establishment of new customer relationships are essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new relationships. Our Technology-Enabled Services portfolio companies derive a significant portion of their revenues from a limited number of customers. Our Technology-Enabled Services portfolio companies rely on their top vendor partners. We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customers’ expectations, contractual obligations and regulatory requirements. If the emerging technologies and platforms upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer. We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments. We may experience interruption at our data centers or client support facilities. In our healthcare information technology business, we and our clients are subject to a number of existing laws, regulations and industry initiatives, including The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other data privacy regulations, and we are susceptible to a continually changing and complex regulatory environment.

We own and operate portfolio companies engaged in the energy business, which are subject to various market and regulatory risks that could have a negative impact on our financial results, including changes to government-sponsored incentives to adoption of solar energy, solar panel supply chain interruptions and changes in the relative price of energy sources supplying the electric grid. Many of our customers in this segment finance their purchases, and high levels of inflation or increased interest rates may discourage such purchases in the future.

Our energy segment had one major vendor that accounted for substantially all material purchases in cost of sales for the year ended December 31, 2022, 2021 and 2020, respectively. Accounts payable to this vendor were $1.5 million and $3.6 million at December 31, 2022 and 2021, respectively.

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose the “Receivership Application”. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management. If appointed, the receiver could assume the right to operate and manage the business and we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking other activities that we would have otherwise pursued, may be required to settle disputes, including with creditors, in ways that we may not otherwise have agreed to outside of Receivership, or otherwise be subject to reorganization or liquidation.

Future outbreaks of COVID-19 could have a material adverse impact on our businesses, financial condition and results of operations. Our impacted businesses have rebounded well to at or near pre-COVID-19 sales levels. However, future COVID-19 outbreaks in the markets in which we operate may in the future cause changes in customer behaviors, including a decrease for healthcare services, and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions, with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, provide distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on our operations and liquidity.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Revenue Recognition

The following is a disaggregation of revenue by major product or service lines, separated by reportable segments from which the Partnership generates its revenue. For more detailed information about reportable segments, see “Note 15. Business Segments”.

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
2022
Product revenue	$2,158	$68,922	$71,080
Service revenue	121,910	—	121,910
Revenue Stream
Software licenses	2,158	—	2,158
Software maintenance and support	18,726	—	18,726
Professional services	23,390	—	23,390
Medical billing and services	79,794	—	79,794
Solar panel sales	—	68,922	68,922

Timing of Revenue Recognition
Products and services transferred at a point in time	$2,158	$68,922	$71,080
Products and services transferred over time	121,910	—	121,910

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
2021
Product revenue	$4,405	$57,563	$61,968
Service revenue	87,325	—	87,325

Revenue Stream
Software licenses	4,405	—	4,405
Software maintenance and support	18,190	—	18,190
Professional services	23,511	—	23,511
Medical billing and services	45,624	—	45,624
Solar panel sales	—	54,111	54,111
Utility resales	—	3,452	3,452

Timing of Revenue Recognition
Products and services transferred at a point in time	$4,405	$57,563	$61,968
Products and services transferred over time	87,325	—	87,325

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
2020
Product revenue	$6,726	$39,490	$46,216
Service revenue	69,466	—	69,466

Revenue Stream
Software licenses	6,726	—	6,726
Software maintenance and support	18,057	—	18,057
Professional services	16,462	—	16,462
Medical billing and services	34,947	—	34,947
Solar panel sales	—	35,534	35,534
Utility resales	—	3,956	3,956

Timing of Revenue Recognition
Products and services transferred at a point in time	$6,726	$39,490	$46,216
Products and services transferred over time	69,466	—	69,466

Debt investment interest income, gain (loss) on sale of investment securities, unrealized gain (loss) on investment securities and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606.

4. Acquisitions and Dispositions

2022 ACQUISITION

Technology-Enabled Services

On July 18, 2022, GPB HPI Holdings, LLC (“HPI Holdings”) a Delaware limited liability Company and 89% owned subsidiary of the Partnership, entered into an agreement to acquire 100% of the outstanding shares of MDS, an 80% owned subsidiary of the Partnership for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder in quarterly installments commencing in July 2022. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. There were no outflows of cash for the purchase of MDS and no gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit.

2022 DISPOSITIONS

In January, 2022, Greenwave Energy, LLC (“Greenwave”), a subsidiary of the Partnership entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds. The $4.4 million in net cash proceeds were received in January 2022. The Partnership recorded a gain of $4.4 million on disposal of the business in January 2022.

In March, 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022.

2021 ACQUISITIONS

Technology-Enabled Services

On September 30, 2021, GPB HPI Holdings, LLC (“HPI Holdings”), a Delaware limited liability Company and subsidiary of the Partnership, entered into an agreement to acquire all of the issued, outstanding stock and voting rights of AHS for $81.6 million which

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

included cash consideration of $58.3 million ($3.3 million in cash and the issuance of new term loans for $55.0 million) (net of cash and restricted cash acquired of $7.4 million) and the fair value of the earnout of $15.9 million, which is a level 3 financial asset. The terms of the new loans are discussed in “Note 10. Borrowings”. The earnout was valued using a Monte-Carlo simulation. The earnout is contingent on AHS retaining certain customers, with $10.8 million being earned and paid as of December 31, 2021. HPI provides Revenue Cycle Management (“RCM”) and data analytics based practice management tools for small to large independent medical groups. AHS provides technology-enabled outsourced RCM solutions to physician practices and institutions and broadens the offerings of HPI across medical practice management technology. Transaction costs were $1.8 million. AHS is included in the HPI reporting unit.

On November 1, 2021, Cantata acquired all of the issued, outstanding stock and voting rights of Pro-Comp Software Consultants, Inc. (“Pro-Comp”), an Ohio corporation, or $3.1 million in cash which included cash consideration of $2.1 million and an earnout of $1.0 million, which is a level 3 financial asset. The fair value of the earnout was determined using a Monte Carlo simulation. The earnout is contingent on Pro-Comp achieving certain future net sales targets. Cantata focuses on RCM and Electronic Health Records management (“EHR”) software solutions for long term care, skilled nursing, and assisted living environments Pro-Comp is focused on EHR software and storage which compliments Cantatas existing offerings. Pro-Comp is included in the Halo reporting unit.

The results of operations of the acquired entities have been included in the consolidated results of the Partnership from the date of acquisition.

The components of the acquired balance sheets, which were recorded at fair value, were as follows:

(Dollars in thousands)	AHS	ProComp
Current assets	$17,217	$82
Property and equipment	1,362	—
Other assets	316	—
Intangible assets	35,200	880
Goodwill	41,778	2,191
Current liabilities	(6,317)	(8)
Deferred tax liability	(6,474)	—
Other liabilities	(1,482)	—
Net assets	$81,600	$3,145
Partnership’s ownership	100%	100%

In connection with the 2021 acquisitions, the Partnership identified the following intangible assets:

(Dollars in thousands)	AHS	ProComp	Useful Lives
Customer relationships	$25,300	$320	8 - 12 Years
Software development and platform cost	8,200	560	5 Years
Trademarks and trade names	1,700	—	8 - 10 Years
Total	$35,200	$880

The accompanying Consolidated Statement of Operations for the year ended December 31, 2021, includes $10.7 million of revenue and a net loss of $0.6 million, related to AHS for the period from September 30, 2021, (date of acquisition), through December 31, 2021. The accompanying Consolidated Statement of Operations for the year ended December 31, 2021 includes $137 thousand of revenue and net income of $33 thousand for Pro-Comp for the period from November 1, 2021 (date of acquisition) through December 31, 2021. The Partnership’s unaudited pro forma consolidated results for the years ended December 31, 2021 and 2020, are summarized in the table below, assuming the acquisition of AHS and Pro-Comp had occurred on January 1, 2020. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2020, or are they indicative of future results of operations.

The Partnership’s unaudited pro forma consolidated results of operations (as if the acquisition of AHS and Pro-Comp had occurred on January 1, 2020) is as follows:

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year ended December 31,
(Dollars in thousands)	2021	2020
Pro forma revenue	$184,999	$160,383
Pro forma net loss from continuing operations	$(36,509)	$(19,524)

2021 DISPOSITIONS

Automotive Group

On September 12, 2021, GPB Automotive Portfolio, LP (“APLP”), Automile Parent, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC (“Capstone II”), Automile TY Holdings, LLC (each, a “Seller” and collectively, the “Sellers”) and Prime Real Estate Holdings, LLC (the “Real Estate Equity Seller” and, together with the Sellers, the “Seller Parties” and, together with their respective subsidiaries, the “Selling Entities”), each a Delaware limited liability company, entered into a purchase agreement (the “Automotive Purchase Agreement”) with Group 1 Automotive, Inc. (the “Purchaser” or “Group 1”), a Delaware corporation. Pursuant to the Automotive Purchase Agreement, the Seller Parties agreed to sell substantially all of the assets of the Selling Entities (“Prime Automotive Group”). APLP and Holdings II are each invested in GPB Prime Holdings, LLC (“GPB Prime”) through the Sellers, Holdings II through its wholly owned subsidiary Capstone II (owner of Orangeburg Subaru, LLC “Orangeburg”) and APLP through its interest in the other Sellers.

In November 2021, the Selling Entities obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Selling Entities obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Automotive Purchase Agreement.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was initially put in escrow by Group 1 and was subsequently released to the Selling Entities in April 2022. The Selling Entities continue to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Note 13. Commitments and Contingencies” for more information on the Prime Subaru Manchester transaction.

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real estate includes $763.6 million received directly by GPB Prime, which was, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to APLP and the Partnership, a sum of $570.0 million of which $188.8 million was distributed to the Partnership. As result, effective December 31, 2021, Highline management, on behalf of GPB, commenced the plan to liquidate APLP’s remaining net assets and wind up APLP (“Plan of Liquidation”). In March and April 2022, GPB Prime reached additional agreements in principle with M&T Bank to allow for distributions to APLP and the Partnership, of a sum of $115.0 million, of which $38.5 million was distributed to the Partnership. In January 2023, an additional $8.0 was distributed to the Partnership. The Partnership recorded a gain of $96.5 million in connection with the sale of dealerships and real estate by GPB Prime. The gain on sale is recorded as a component of gain on sale of discontinued operations in the accompanying 2021 Consolidated Statements of Operations.

As of December 31, 2022, the Partnership continues to hold a 33.5% non-controlling interest in GPB Prime. The carrying value of the investment at December 31, 2022 and 2021 was $21.6 million and $57.9 million, respectfully, is included in assets held for sale in the accompanying Consolidated Balance Sheets.

As part of the Group 1 Sale described above Orangeburg, a 100% owned subsidiary of the Partnership, was sold for $28.1 million after standard closing adjustments net cash proceeds were $24.6 million. The Partnership recorded a gain of $5.9 million in connection with the sale of the dealership. The gain on sale is recorded as a component of gain on sale of discontinued operations in the accompanying 2021 Consolidated Statement of Operations.

The Partnership’s investments in GPB Prime and Orangeburg previously constituted the Automotive Retail Segment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Alliance

On November 15, 2021, Alliance Physical Therapy Partners, LLC (“Alliance”), the Partnership and Alliance PT Buyer, Inc. (the “Buyer”) entered into a membership Interest Purchase Agreement whereby all of the Partnership’s membership interests were sold to the Buyer. The sale closed on December 21, 2021 at which time net proceeds of $119.0 million were received by the Partnership and the Partnership recorded a gain on sale of $74.4 million which is recorded as a component of gain on sale of discontinued operations in the accompanying Consolidated Statement of Operations.

The Partnerships investment in Alliance previously constituted the Physical Therapy segment.

Commencing in 2021, we no longer consolidate the Automotive Retail and Physical Therapy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Automotive Retail and Physical Therapy segments through the date of sale, are reported as Discontinued Operations in the Consolidated Financial Statements. For further information on discontinued operations, See “Note 5. Discontinued Operations and Assets Held for Sale”.

Riverwalk Tower

On September 17, 2021, GPB Riverwalk LLC, (“GPBR”), a wholly owned subsidiary of the Partnership and TRD Riverwalk LLC, an unrelated Florida Limited Liability Company (“TRD”), entered into an Agreement on Purchase of Membership Interests (the “APMI”). The APMI provides for the sale of all the membership interests held by GPBR in Riverwalk Tower, LLC in exchange for a $28.3 million promissory note payable, bearing interest at 9.5% per annum compounded annually, up to the receipt by GPBR of $20.8 million, whereupon the interest will terminate and no longer accrue. The promissory note is open ended with no fixed term. Because of the uncertainty with collection of the promissory note, the Partnership recorded a loss on disposal of business of $5.3 million in the accompanying Consolidated Statement of Operations equal to the carrying value of the net investment in Riverwalk Tower LLC at the date of its sale. In the event it becomes probable that the promissory note will be paid by TRD, the Partnership may record a gain equal to the amount of such proceeds received.

2020 ACQUISITIONS

Technology-Enabled Services

In September 2020, the Partnership acquired additional equity interests of Halo for $6.5 million which includes $5.8 million return of capital to the non-controlling interest. As a result of this transaction, the Partnership’s ownership interest increased to from 79% to 96%. As there was no change in control, the difference between the carrying value of the non-controlling interest and the consideration paid of $0.7 million, is included in the Consolidated Statement of Partners’ Capital.

2020 DISPOSITIONS

In February 2020, the Partnership sold its interests in Matrix PEO Holdings, LLC (“Matrix”) and Surge PEO Holdings, LLC (“Surge”), for net proceeds of $82.4 million including $15.5 million in cash. The sale of Matrix and Surge comprise the Partnership’s former Business Services segment and represents a strategic shift in the Partnership’s operations and therefore, qualifies to be reported as discontinued operations. The Partnership recorded a net gain on disposal of the discontinued operations of $30.4 million recorded in income from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2020. During the year ended December 31, 2022, the Partnership received the final earnout payment of $5.9 million, $1.7 million was paid directly to non-controlling interest holders, and wrote off liabilities of $0.3 million resulting in a gain on disposal of discontinued operations of $7.9 million recorded in income from discontinued operations in the Consolidated Statement of Operations.

Commencing in 2020, we no longer consolidate the Business Services segment within our financial results or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Business Services segment through the date of sale are reported as Discontinued Operations in the Consolidated Financial Statements. For further information on discontinued operations, See “Note 5. Discontinued Operations and Assets Held for Sale”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Discontinued Operations and Assets Held for Sale

The following dispositions represent a strategic shift in the Partnerships operations and financial results and therefore, the Partnership is presenting the operating results and cash flows as discontinued operations in the accompanying financial statements for all periods presented.

Automotive Retail

As discussed in “Note 4. Acquisitions and Dispositions,” GPB Prime, in which the Partnership continues to hold a 33.5% equity investment completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021 resulting in a gain on sale of discontinued operations of $96.5 million. The Partnership also sold its wholly owned dealership, Orangeburg, in 2021 resulting in a gain on sale of discontinued operations of $5.9 million. The Partnership’s remaining investment in GPB Prime of $21.6 million is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2022. Upon completion of the sale, the Partnership will have no involvement in the operations of GPB Prime or Orangeburg.

Summarized operating results for the Automotive Retail segment for 2022, 2021 and 2020 were as follows:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Revenues	$—	$69,255	$78,354
Cost of revenues	—	57,678	66,550
Gross profit	—	11,577	11,804
Operating income	2,224	12,468	5,193
Operating income	2,224	24,045	16,997
Other income	—	284	(986)
Income from discontinued operations	2,224	24,329	16,011
Gain on sale of discontinued operations	—	102,419	—
Net income from discontinued operations	$2,224	$126,748	$16,011

Summarized cash flow for the Automotive Retail segment for 2022, 2021 and 2020 were as follows:

	Year ended December 31
(Dollars in thousands)	2022	2021	2020
Cash provided by (used in)
Operating activities	$—	$5,619	$1,276
Investing activities	38,643	(5)	(21)
Financing activities	—	(12,339)	2,475
Net increase (decrease) in cash and cash equivalents	$38,643	$(6,725)	$3,730

The cash flow amounts in the table above exclude the effects of transactions among and between Automotive Retail and the Partnership.

Physical Therapy

On December 21, 2021, as discussed in “Note 4. Acquisitions and Dispositions,” we completed the sale of Alliance which comprised our Physical Therapy segment businesses. Upon completion of the sale, the Partnership will have no involvement in the operations of Alliance.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summarized operating results for the Physical Therapy segment for 2021 and 2020 were as follows:

	Year ended December 31,
(Dollars in thousands)	2021	2020
Revenues	$75,322	$65,662
Cost of revenues	53,678	51,523
Gross profit	21,644	14,139
Operating expenses	(18,102)	(16,387)
Operating income (loss)	3,542	(2,248)
Other income	219	1,710
Income (loss) from discontinued operations	3,761	(538)
Gain on sale of discontinued operations	74,380	—
Net income (loss) from discontinued operations	$78,141	$(538)

Summarized cash flow for the Physical Therapy segment for 2021 and 2020 were as follows:

	Year ended December 31
(Dollars in thousands)	2021	2020
Cash provided by (used in)
Operating activities	$10,386	$(6,441)
Investing activities	(2,927)	(2,643)
Financing activities	(14,985)	12,216
Net (decrease) increase in cash and cash equivalents	$(7,526)	$3,132

The cash flow amounts in the table above exclude the effects of transactions among and between Physical Therapy and the Partnership.

Corporate and Other

Real estate with a $7.2 million carrying value is included in assets held for sale on the balance sheet as of December 31, 2021.

Business Services

The Partnership elected to exit the Business Services operating segment which provided professional employer organizations services. On September 27, 2019, the Partnership signed an agreement with an investment bank committing to sell all of its equity interests of Matrix and 100% of the equity interests of Surge, its employee leasing business subsidiaries to Matrix PEO Holdings Acquisition, LLC, a third party. Upon completion of the sale, the Partnership will has involvement in the operations of Matrix and Surge. On February 14, 2020, the Partnership completed the sale of Matrix and Surge, for $82.4 million net of $15.5 million in cash acquired by the buyer. The Partnership recognized a gain as a result of the sale of Matrix and Surge on February 14, 2020 of $31.8 million, net of taxes and after customary and normal working capital adjustments. During the year ended December 31, 2022, the Partnership received the final earnout payment of $5.9 million, $1.7 million was paid directly to non-controlling interest holders, and wrote off liabilities of $0.3 million resulting in a gain on disposal of discontinued operations of $7.9 million recorded in income from discontinued operations in the Consolidated Statement of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summarized operating results for Matrix and Surge for 2020 were as follows:

Year ended
December 31,
(Dollars in thousands)	2020
Revenues	$2,232
Cost of revenues	922
Gross profit	1,310
Operating expenses	495
Operating loss	815
Other income (expense)	—
Income from discontinued operations	815
Gain on sale of discontinued operations	31,806
Income tax expense on discontinued operations	(1,402)
Net income from discontinued operations	$31,219

Summarized cash flow for Matrix and Surge for 2020 were as follows:

Year ended
December 31
(Dollars in thousands)	2020
Cash provided by (used in)
Operating activities	$(228)
Investing activities	4,000
Financing activities	—
Net increase in cash and cash equivalents	$3,772

The cash flow amounts in the table above exclude the effects of transactions among and between Business Services and the Partnership.

6. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Receivables
Energy	$1,866	$7,667
Technology-enabled services	27,155	23,348
Corporate and other	—	509
Total	29,021	31,524
Allowance for doubtful accounts
Energy	(223)	(617)
Technology-enabled services	(1,889)	(837)
Total	(2,112)	(1,454)
Receivables, net	$26,909	$30,070

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7. Equity Method Investments

For a discussion of the business activities of the Partnership’s equity method investments See “Note 1. Organization, Nature of Business and Recent Events”.

The carrying amounts of equity method investments were as follows:

		December 31,
		2022		2021
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	$9,397	50.0%	$12,282
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	5,996	31.0%	10,007
Other			74		74
			$15,467		$22,363

Income (losses) from equity method investments were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Investment
Quantum Energy Holdings, LLC	$(2,885)	$2,263	$327
Hotel Internet Services, LLC	(4,010)	672	(114)
Other	118	514	213
Total	$(6,777)	$3,449	$426

For the year ended December 31, 2022, impairment charges of $2.9 million and $5.1 million were recorded on Quantum and HIS, respectively, which is recorded in loss (income) from equity method investments in the Consolidated Statement of Operations. The impairment charge at HIS was the result of a permanent degradation in expected performance and cash flows due to the loss of a primary revenue source. The loss of a primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum was the result of the culmination of the deterioration in the Company’s customer base and the Company’s decision not to expand into new markets due to the excessive migration costs both of which are considered to be permanent in nature. The impairment charge was based on a quantitative assessment that indicated that the carrying value was greater than the fair value. Fair values were determined using a combination of the income approach and the market approach.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed balance sheet data of equity method investments were as follows:

(Dollars in thousands)	Quantum	HIS
December 31, 2022
Current assets	$5,763	$5,194
Non-current assets	515	608
Current liabilities	4,179	3,032
Non-current liabilities	2,045	150
Non-controlling interest	(801)	—
Equity attributable to the Partnership	855	2,620

December 31, 2021
Current assets	$6,256	$3,619
Non-current assets	863	353
Current liabilities	5,611	1,867
Non-current liabilities	2,157	716
Non-controlling interest	(777)	—
Equity attributable to the Partnership	128	1,389

Condensed income statement data of equity method investments were as follows:

(Dollars in thousands)	Quantum	HIS
Year ended December 31, 2022
Revenue	$20,165	$10,348
Net income	727	1,232

Year ended December 31, 2021
Revenue	$20,809	$8,644
Net income	5,202	811

Year ended December 31, 2020
Revenue	$21,816	$6,741
Net income	1,515	25

Reconciliation of the Partnership’s interest in underlying equity of the investee to the carrying amount of the Partnership’s interest included in the Consolidated Balance Sheet of the Partnership as of December 31, 2022 and 2021:

(Dollars in thousands)	Quantum	HIS
December 31, 2022
Partnership interest in underlying equity	$428	$812
Allocation of contractual income	—	1,704
(Distributions) Contributions	(6,671)	226
Step up in basis, net of amortization	15,640	3,254
Carry amount of Partnership interest	$9,397	$5,996

December 31, 2021
Partnership interest in underlying equity	$64	$431
Other	—	853
(Distributions) Contributions	(6,671)	226
Step up in basis, net of amortization	18,889	8,497
Carry amount of Partnership interest	$12,282	$10,007

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GPB Prime Holdings, LLC (“GPB Prime”)

The Partnership, together with an affiliate, APLP own a 33.5% and 66.5% ownership interest, respectively, in GPB Prime. The Partnership accounts for its ownership in GPB Prime under the equity method. The carrying value of the Partnership’s investment in GPB Prime included in assets held for sale was $21.6 million and $57.9 million as of December 31, 2022 and 2021, respectively.

As discussed in “Note 4. Acquisitions and Dispositions” and “Note 5. Discontinued Operations and Assets Held for Sale” GPB Prime completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships during the year ended December 31, 2021. On December 28, 2021, to allow for distributions to the Partnership and APLP, Highline management, on behalf of GPB, commenced Plan of Liquidation. Because the sale and Plan of Liquidation represented a strategic shift in the Partnerships operations and financial results, the Partnership has included the GPB Prime equity method investment and related equity method investment income in assets held for sale and discontinued operations, respectively, for all periods presented. The Consolidated Financial Statements of GPB Prime are included below because GPB Prime was a material investee of the Partnership in 2021 and 2020. As discussed above, APLP, the parent of GPB Prime, has commenced its Plan of Liquidation and has transitioned to the liquidation basis of accounting effective December 31, 2021. The effects of the transition to a liquidation basis of accounting have been included in the unaudited Consolidated Financial Statements as of and for the year ended December 31, 2022, presented below. The Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020, presented below, have been prepared in accordance with U.S. GAAP assuming the Partnership would continue as a going concern.

GPB Prime Holdings, LLC Consolidated Balance Sheets as of December 31, 2022 (Liquidation Basis)

December 31, 2022
(unaudited)
Assets
Cash and cash equivalents	$44,231
Restricted cash	20,224
Contracts in transit	990
Receivables	2,672
Estimated receipts during liquidation	1,067
Assets held for sale	3,650
Total assets	$72,834
Liabilities
Floorplan payable	2,514
Accounts payable	1,640
Accrued expenses and other liabilities	3,127
Liabilities held for sale	1,127
Total liabilities	8,408
Net Assets in Liquidation	$64,426

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GPB Prime Holdings, LLC Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2022 (Liquidation Basis)

Year ended
December 31, 2022
(unaudited)
Net assets in liquidation, beginning of period	$172,842
Changes in net assets in liquidation:
Increase in accounts receivable	75
Increase in assets held for sale	1,091
Decrease in accounts payable	1,532
Decrease in accrued expenses and other liabilities	5,938
Changes in Liability for estimated costs in excess of estimated receipts during liquidation	(653)
Net changes in liquidation value	7,983
Proceeds received in excess of assets recorded	3,601
Payments made in excess of liabilities recorded	(5,000)
Tax distributions made in excess of liabilities recorded	—
Distributions to Members	(115,000)
Changes in net assets in liquidation	(108,416)
Net assets in liquidation, end of period	$64,426

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GPB Prime Holdings, LLC Consolidated Balance Sheets as of December 31, 2021 and 2020.

	December 31,
	2021	2020
Assets
Current assets:
Cash	$107,012	$90,609
Current portion of restricted cash	18,949	—
Contracts in transit	531	32,767
Receivables, net of allowance for doubtful accounts	7,276	29,201
Due from related parties, current portion	408	—
Inventories	—	223,314
Prepaid expenses and other current assets	10,614	10,613
Lease rental/service vehicles	—	12,463
Assets held for sale	21,647	94,532
Total current assets	166,437	493,499
Non-current assets:
Restricted cash, net of current portion	18,949	14,427
Property and equipment, net	—	216,252
Goodwill	—	135,378
Franchise rights	—	112,663
Right-of-use assets - operating	—	46,164
Right-of-use assets - finance	—	21,944
Due from related parties, net of current portion	—	6,340
Other assets	8,254	7,179
Total non-current assets	27,203	560,347
Total assets	193,640	1,053,846
Current liabilities:
Accounts payable	$5,568	$30,796
Accrued expenses and other current liabilities	8,687	26,833
Liabilities held for sale	2,236	2,273
Notes payable - related party, current portion	—	903
Long-term debt, current portion	—	17,894
Redeemable non-controlling interests, current portion	—	18,450
Floorplan payable	3,373	246,022
Operating lease liabilities, current portion	133	3,559
Finance lease liabilities, current portion	—	787
Leased vehicle liability	—	12,510
Total current liabilities	19,997	360,027
Non-current liabilities:
Long-term debt, net of current portion	—	233,308
Operating lease liabilities, net of current portion	801	44,040
Finance lease liabilities, net of current portion	—	22,121
Other liabilities	—	1,577
Redeemable non-controlling interests, net of current portion	—	9,973
Total non-current liabilities	801	311,019
Total liabilities	20,798	671,046
Members’ capital	172,842	382,800
Total liabilities and members’ capital	$193,640	$1,053,846

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GPB Prime Holdings, LLC Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020.

	Years ended December 31,
	2021	2020
Revenues:
New vehicle retail sales	$805,280	$872,701
Used vehicle retail sales	499,933	512,528
Used vehicle wholesale sales	78,747	64,312
Service, body, and parts sales	187,920	210,772
Finance and insurance sales	72,088	68,644
Total revenues	1,643,968	1,728,957
Cost of sales:
New vehicle retail cost	723,587	811,404
Used vehicle retail cost	458,053	475,584
Used vehicle wholesale cost	69,716	60,729
Service, body, and parts cost	78,896	90,191
Total cost of sales	1,330,252	1,437,908
Gross profit	313,716	291,049
Operating expenses:
Selling, general and administrative expenses	235,578	212,007
(Gain) loss on sale of dealerships, property and equipment, net	(288,064)	275
Rent expense	5,063	7,425
Asset impairment	892	2,744
Depreciation and amortization	7,506	8,580
Total operating (income) expenses	(39,025)	231,031
Operating income	352,741	60,018
Other income (expense):
Floorplan interest	(2,648)	(6,800)
Interest expense	(7,957)	(11,675)
Interest expense to related parties	(704)	(561)
Other income (expense), primarily gain on forgiveness of debt	12,060	(379)
Total other income (expense), net	751	(19,415)
Net income	353,492	40,603
Net income attributable to non-controlling interests	118,420	13,452
Net income attributable to the Partnership	$235,072	$27,151

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GPB Prime Holdings, LLC Consolidated Statements of Cash Flow for the Years ended December 31, 2021 and 2020.

	Years ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to GPB Prime Holdings, LLC	$353,492	$40,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,388	7,361
Amortization of right-of-use assets - finance	1,118	1,219
Amortization of right-of-use assets - operating	3,742	3,901
Amortization of debt issuance costs in interest expense	3,493	1,010
Asset impairment	892	2,744
(Gain) loss on disposal of property and equipment, net	(32,259)	1,584
(Gain) loss on sale of dealerships, net	(261,070)	(1,309)
Increase (decrease) in interest rate swap liability in interest expense	(835)	835
Bad debt recovery, net	(77)	1,260
PPP loan forgiveness	(14,860)	—
Expense related to net income attributable to NCI	2,801	—
Other adjustments to reconcile net income/loss	(693)	918
Changes in operating assets and liabilities:
Contracts in transit	32,236	3,618
Receivables	22,058	3,176
Due from related parties	4,971	10,581
Inventories	111,325	87,992
Prepaids expenses (income) and other current assets	(1,679)	3,315
Leased rental/service vehicles	12,463	3,170
Other assets	(1,312)	(2,697)
Accounts payable	(25,228)	3,487
Accrued expenses	(17,442)	(8,749)
Payments on lease liabilities - operating	(3,427)	(3,645)
Leases vehicle liability	(12,510)	(3,075)
Other liabilities	11,159	1,576
Net cash provided by operating activities	194,746	158,875
Cash flows from investing activities:
Payments for disposition of dealerships	—	—
Purchase of property and equipment	(18,099)	(7,751)
Proceeds from disposition of property and equipment	264,402	12,577
Proceeds from disposition of dealerships	581,809	9,095
Net cash provided by (used in) investing activities	828,112	13,921
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(146,808)	(105,696)
Proceeds from long-term debt	—	27,888
Payments of long-term debt	(236,811)	(29,633)
Payments of finance lease liabilities	(1,796)	(747)
Payments of deferred financing costs	(2,190)	(782)
Partners' capital contributions	—	—
Capital contributions from non-controlling interests	10,777	3,700
Distributions to partners and non-controlling interests	(574,229)	(64)
Distributions to mandatorily redeemable capital	(31,927)	—
Net cash (used in) provided by financing activities	(982,984)	(105,334)
Net increase in cash and restricted cash	39,874	67,462
Cash and restricted cash, beginning of year	105,036	37,574
Cash and restricted cash, end of year	$144,910	$105,036

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. Property and Equipment

Components of property and equipment were as follows:

	December 31,
(Dollars in thousands)	2022	2021
Property and equipment
Buildings	$4,476	$5,044
Leasehold improvements	747	775
Computer and office equipment	4,410	3,202
Furniture and fixtures	528	750
Vehicles	2,272	1,892
Computer software	1,473	1,229
Total	13,906	12,892
Accumulated depreciation and amortization	(5,661)	(4,104)
Total property and equipment, net	$8,245	$8,788

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $2.1 million and $1.5 million and $1.1 million, respectively.

9. Goodwill and Intangible Assets

As of December 31, 2022 and 2021, goodwill consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2022	$64,601	$14,294	$78,895
Goodwill acquired through business combinations	—	—	—
Balance, December 31, 2021	64,601	14,294	78,895
Goodwill acquired through business combinations	43,969	—	43,969
Balance, January 1, 2021	$20,632	$14,294	$34,926

The Partnership performed quantitative impairment testing in 2022, 2021 and 2020. The Partnership determined the estimated fair value of the goodwill was greater than its respective carrying value and an no impairment charge was warranted. See further information on goodwill acquired which is included in “Note 4. Acquisitions and Dispositions”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
December 31, 2022
Customer relationships	$90,658	$—	$(37,993)	$52,665	5.6
Trademark and trade names	5,760	—	(3,108)	2,652	1.7
Software development and platform cost	38,610	—	(25,954)	12,656	4.1
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$136,369	$—	$(68,396)	$67,973
December 31, 2021
Customer relationships	$90,658	$—	$(28,148)	$62,510	9.8
Trademark and trade names	5,760	—	(2,308)	3,452	2.7
Software development and platform cost	38,067	—	(22,239)	15,828	7.6
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$135,826	$—	$(54,036)	$81,790

(1) Includes indefinite-life intangible assets not subject to amortization totaling $1.6 million as of December 31, 2022 and 2021.

The Partnership capitalized software development and platform costs of $0.5 million, $0.7 million and $0.8 million, respectively, during the years ended December 31, 2022, 2021 and 2020.

Amortization expense related to intangible assets was $14.4 million, $10.0 million and $11.3 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The Amortization expense for software development and platform included in cost of revenues for the years ended December 31, 2022, 2021 and 2020 was $1.3 million, $1.2 million and $3.7 million, respectively.

The Partnership recorded an impairment loss based on a quantitative assessment that indicated that the carrying value was greater than fair value of $0.8 million related to trademarks and trade names during the year ended December 31, 2020. No impairment was recorded for the year ended December 31, 2022 and 2021.

Estimated amortization expense for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2023	$13,625
2024	12,934
2025	11,936
2026	11,077
2027	7,426
Thereafter	9,366
Total	$66,364

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of December 31, 2022 and 2021, consists of the following:

	December 31,
(Dollars in thousands)	2022	2021
Promissory notes	$—	$55,000
Lines of credit	1,624	1,790
Installment notes	125	225
Total long-term debt	1,749	57,015
Less: current maturities	(1,724)	(2,205)
Less: debt issuance costs	—	(2,319)
Long term debt, less current maturities	$25	$52,491

The aggregate contractual maturities of debt as of December 31, 2022 were as follows:

Contractual
(Dollars in thousands)	Amount
2023	$1,724
2024	25
2025 and thereafter	—
Total	$1,749

Promissory Notes

The Partnership held the following Promissory notes:

●	On September 30, 2021, the Partnership entered into a Credit and Guaranty Agreement with Crestline Direct Finance, L.P. (“Crestline Agreement”) in the amount of $57.0 million in connection with the acquisition of AHS by HealthPrime International, LLC(“HPI”). The $57.0 million consisting of (i) $55.0 million aggregate principal amount of term loans and (ii) $2.0 million aggregate principal amount of revolving commitments, subject to the terms and conditions of the Crestline Agreement. The debt bore interest at LIBOR plus 8%, which became due and payable in escalating quarterly payments over five years beginning on September 30, 2022, and had a maturity date of September 30, 2026. Debt issuance costs were $2.4 million and were being amortized over the term of the loan of which $0.4 million had been amortized through September 30, 2022. HPI was also required to pay the lender an additional fee (the “Exit Fee”) upon repayment of the loan at any time for any reason. The amount of the Exit Fee is equal to the lessor of 1 percent of the stated amount the loan, or an amount based on the greater of the trailing twelve months earnings before interest, taxes, and depreciation, or the implied fair value of the equity of AHS. The Partnership has estimated the fair value of the Exit Fee to be $0.6 million on the date of issuance. The Partnership has included the Exit Fee as a component of debt issuance costs and with a corresponding liability recorded in accrued expenses on the Consolidated Balance Sheets. On June 29, 2022 the Partnership repaid the Crestline loan in full. Total repayment of the loan was $57.4 million which included principal of $55.0 million, interest premium of $2.3 million and legal fees of $0.1 million. In addition, the Partnership paid a $0.6 million of exit fee that was previously included in accrued expenses. Expenses totaling $4.5 million associated with the loan repayment consisting of unamortized debt costs of $2.1 million, interest premium of $2.3 million and $0.1 million of legal fees are recorded in loss on extinguishment of debt in the Consolidated Statements of Operations.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s prime rate plus 4.0%. Repayments were $100 thousand and $100 thousand in the years ended December 31, 2022 and 2021, respectively. The note matures in March 2024. The outstanding amounts due on the note as of December 31, 2022 and 2021 were $125 thousand and $225 thousand, respectively. The note payable is secured by substantially all the assets of the Partnership.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lines of Credit

The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the prime rate plus 0.25% per annum (7.75% as of December 31, 2022 and 3.5% as of December 31, 2021) through maturity in July 2026. The outstanding balances on the line of credit as of December 31, 2022 and 2021, were $1.6 million and $1.8 million, respectively. There were borrowings of $0.6 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. Repayments on the line of credit were $0.8 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

PPP loan

On April 10, 2020, Orangeburg Subaru, LLC, received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “PPP”). Orangeburg Subaru, LLC, borrowed $1.1 million original principal amount, which was funded on April 10, 2020 (the “PPP Loan”). The PPP loan bore interest at 1% per annum and matured in 2022. Interest and principal payments under the PPP loan was deferred for a period of 6 months. The Partnership was approved for full forgiveness of the PPP loan amount of $1.1 million in April 2021. The loan was forgiven in full in April 2021; the $1.1 million gain is included in other income on the Consolidated Statement of Operations.

11. Income Taxes

The partnership is a US-based limited partnership treated as a pass-through entity for U.S. federal and state income tax purposes. Some of the Company’s wholly owned subsidiaries are classified as corporations and subject to U.S. federal, state, and in some cases, foreign income taxes.

Domestic and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 are shown below:

	December 31,
(Dollars in thousands)	2022	2021	2020
Domestic	$(33,258)	$(38,262)	$(20,332)
Foreign	3,834	1,829	1,115
Loss from continuing operations before income tax	$(29,424)	$(36,433)	$(19,217)

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The benefit (expense) for income taxes attributable to loss from continuing operations for the years ended December 31, 2022, 2021 and 2020 consisted of:

	December 31,
(Dollars in thousands)	2022	2020	2020
Current:
Federal	$(23)	$—	$—
State	(219)	(123)	—
Foreign	(731)	(398)	(176)
	(973)	(521)	(176)
Deferred:
Federal	1,614	419	—
State	282	418	—
Foreign	(58)	(28)	23
	1,838	809	23
Income tax benefit (expense)	$865	$288	$(153)

A reconciliation of the difference between income tax benefit (expense) from continuing operations at the statutory rate and the Partnerships’ total income tax provision for the years ended December 31, 2022, 2021 and 2020 is as follows:

	December 31,
	2022	2021	2020
Statutory federal tax rate	$6,179	$7,651	$4,036
Non-taxable earnings	(4,832)	(7,471)	(4,270)
State income taxes, net of federal benefit	108	321	—
Foreign earnings subject to different tax rates	(14)	(41)	81
Non-deductible expenses	(878)	(162)	—
Deferred adjustments including provision to return	290	—	—
Other	12	(10)	—
Income tax benefit (expense)	$865	$288	$(153)

The significant components of deferred income tax assets and liabilities as of December 31, 2022 and 2021 were attributable to:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$401	$259
State net operating loss carryforwards	170	99
Pension liability	—	175
Interest limitation - Sec 163j	2,868	2,377
Accrued vacation	—	223
Right of use asset - lease liability	391	—
Other	314	127
Total deferred tax assets	4,144	3,260
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	4,144	3,260
Deferred tax liabilities:
Intangible assets	(7,292)	(8,571)
Right of use assets	(394)	—
Property and equipment	(491)	(590)
Total deferred tax liabilities	(8,177)	(9,161)
Total net deferred tax liabilities	$(4,033)	$(5,901)

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The deferred tax assets all relate to one wholly owned subsidiary of the Partnership. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment. As of December 31, 2022, the Company has determined that no valuation allowance was necessary because expectations for future taxable income, including the reversing effect of taxable temporary differences, to be generated by the Company’s wholly-owned taxable subsidiary over periods in which temporary differences become deductible and operating loss carryforwards expire, are sufficient such that it is more likely than not that the Company will realize the carrying amount of its deferred tax assets.

As of December 31, 2022, the Partnership had gross federal net operating loss carryforwards of $1.9 million, which can be carried forward indefinitely, and $3.2 million of gross state net operating loss carryforwards expiring between 2026 and indefinite.

As of December 31, 2022, the Partnership intends to indefinitely reinvest all cumulative undistributed earnings of foreign subsidiaries, and as such no U.S. federal or state income or foreign withholding taxes have been recorded. It is not practicable to determine the amount of the unrecognized deferred tax liability related to any undistributed foreign earnings.

We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained based on existing tax law. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier. We account for all interest and penalties on uncertain income tax positions as income tax expense. As of December 31, 2022, the Partnership had no unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for the taxable entities in the U.S. and India jurisdictions are open for examination and adjustment. As of December 31, 2022, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2019 to 2022 and 2018 to 2022, respectively, and the India tax returns are open for examination and adjustment from 2019 to 2022.

12. Partners’ Capital

Capital Contributions

The Partnership was authorized to issue up to $750.0 million of Class A and Class B Limited Partnership Units.

As of December 31, 2022, there were 5,892.48 Class A Limited Partnership Units, 3,168.26 Class A-1 Limited Partnership Units, 2,955.88 Class B Limited Partnership Units and 1,604.25 Class B-1 Limited Partnership Units outstanding.

As of December 31, 2021, there were 6,001.44 Class A Limited Partnership Units, 3,059.30 Class A-1Limited Partnership Units, 2,953.80 Class B Limited Partnership Units and 1,606.33 Class B-1 Limited Partnership Units outstanding. As of December 31, 2020, there were 5,999.38 Class A Limited Partnership Units, 3,061.36 Class A-1 Limited Partnership Units, 2,941.80 Class B Limited Partnership Units and 1,618.33 Class B-1Limited Partnership Units sent of the General Partner. The unit issuance fees for Class B and Class B-1 Limited Partners are different than the fees paid by Class A and Class A-1 Limited Partners. These fees are direct and incremental costs of raising capital from issued Units and are reflected as unit offering costs in the Consolidated Statements of Partners’ Capital. GPB H2 SLP, LLC, an affiliate of the General Partner, is entitled to receive a performance allocation from the Partnership as discussed below.

Distributions

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has generally made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees with a net

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. A Class B and Class B-1 investor has received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2022 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

•	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
•	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;
•	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner Preferred Return;
•	Fourth, 100% to the Special Partner until the cumulative distributions made to the Special Partner equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution Amount and to the Special Partner and;
•	Thereafter, 80% to the Limited Partners and 20% to the Special Partner, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, paid in arrears. The General Partner determines distribution amounts, if any, following the end of the calendar quarter, and will generally pay out any approved distributions prior to the end of the subsequent quarter. Distribution rates under this policy have historically fluctuated from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect future distribution rates to be the same as past ones. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. As of February 2021, all distributions need to be approved by the Monitor until further notice.

During the year ended December 31, 2022 and 2021, there were state tax withholding distributions made on behalf of the Limited Partners of $2.1 million and $1.7 million, respectively.

Net profits and net losses are allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses were determined on an accrual basis of accounting in accordance with U.S. GAAP.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intends to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

In August 2018, the General Partner suspended all redemptions.

13. Commitments and Contingencies

We, our General Partner, and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds pursuant to indemnification clauses in the LPA, to officers and directors, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future indemnifiable outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. In 2022, 2021, and 2020, the Partnership expensed $8.0 million, $4.0 million and $1.5 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the Monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Federal Matters

On February 4, 2021, the SEC Action was filed against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs are expected to be charged to the Partnership.

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

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The Complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. No costs associated with the resolution of this matter are expected to be charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County, against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. In November 2020, the plaintiffs voluntarily discontinued the action only as against David Rosenberg. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-cv-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R. Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of the beginning of 2023, this case remains active and discovery is proceeding.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On April 12, 2022, the Chancery Court entered the parties’ Stipulation and Advancement Order governing Plaintiff’s entitlement to advancement of attorneys’ fees and expenses. Any potential losses associated with this action cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, APLP will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date which is November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on GPB Holdings II, LP’s Consolidated Financial Statements.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Portfolio Company Litigation

Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150253/2021)

In January 2021, Plaintiff, an equity method investment of the Partnership, filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management of New York, LLC v. Nino Tristani et al. (Index. No. 150255/2021), for a total of $0.4 million.

Waste Management of New York, LLC v. Nino Tristani, Armada Waste NY d/b/a GPB Waste NY, LLC, et al. (New York Supreme Court, New York County, Index No. 150255/2021)

In January 2021, Plaintiff, an equity method investment of the Partnership, filed suit against the Defendants seeking to collect purportedly unpaid fees of $0.3 million for services rendered. Plaintiff sought a judgment for the amount in unpaid fees, along with attorneys’ fees, costs, and interest. In November 2021, the parties agreed to settle this action, along with Waste Management Disposal Services of Pennsylvania, Inc. v. Nino Tristani et al. (Index. No. 150253/2021), for a total of $0.4 million.

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

14. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner, is entitled to receive an annualized managerial assistance fee, for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to Managerial Assistance fee, related party and included in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 were $7.9 million, $11.9 million and $12.2 million, respectively.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, were $12.4 million, $7.0 million and $3.2 million, respectively.

As of December 31, 2022 and December 31, 2021, respectively, the Partnership has non-interest-bearing payables of nil and $0.2 million, to GPB for these expenses, which are included in amounts due to related parties in the Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership entered into a loan agreement with Quantum, an equity method investee. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. Subsequent repayments and additional lending resulted in a loan balance of $0.5 million at December 31, 2020. During the years ended December 31, 2022, 2021 and 2020, payments of $0.1 million, $0.4 million and $0.2 million, respectively, were received. As of December 31, 2022, 2021 and, 2021, the outstanding note receivable balance was nil and $0.1 million, respectively, which was included in note receivable – related party in the Consolidated Balance Sheets.

During 2019, the Partnership loaned Quantum $0.8 million under an additional loan agreement to be used for purposes of closing their Florida office. The loan had a 36-month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. During the years ended December 31, 2022, 2021 and 2020, payments of $0.3 million, $0.3 million and $0.3 million, respectively, were received. As of December 31, 2022 and 2021, the outstanding notes receivable balance, including accrued interest, was nil and $0.3 million, respectively, which was included in notes receivable - related party in the Consolidated Balance Sheets.

NOTES PAYABLE TO RELATED PARTIES

In 2017 a term loan agreement was entered into by Project Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. As of December 31, 2019, the principal outstanding was $13.0 million. Interest-only payments accrued at an annual rate of 10.0% for 36 months from the effective date of June 2017. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022.The amended term loan accrued interest at a rate of 10% with all outstanding principal due at maturity. The loan agreement contained certain financial and non-financial covenants.

On February 24, 2022, the Partnership paid off the RIST loan principal and outstanding interest on behalf of the borrowers. As of December 31, 2022 and 2021, the outstanding note payable balance, including accrued interest, was nil and $6.5 million, respectively, which was included in note payable - related party in the Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, interest expense related to these notes were $0.1 million, $0.7 million and $1.3 million, respectively, included in interest expense to related parties in the Consolidated Statement of Operations.

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that runs GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when the automotive dealerships were sold. For the years ended December 31, 2021 and 2020, the Partnership recorded general and administrative expenses related to this allocation of $2.2 million and $1.9 million, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

CONSULTING AGREEMENTS

For the years ended December 31, 2022, 2021 and 2020, respectively, Erus paid $0.2 million, $0.2 million and $0.2 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Greenwave, a subsidiary of the Partnership until January 2022, incurred related-party expenses of $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. These expenses were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The expenses were related to the provision of services from a company owned by the CEO of the subsidiary.

Quantum, an equity method investee of the Partnership, incurred expenses of $0.8 million, $0.4 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were $0.2 million and $0.8 million, as of December 31, 2022 and 2021, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2021 and 2020, certain automobile dealerships owned by the Partnership purchased vehicles from dealerships owned by AP LP totaling $1.1 million and $0.5 million, respectively.

For the years ended December 31, 2021 and 2020, certain automobile dealerships owned by the Partnership sold vehicles to dealerships owned by AP LP totaling $1.5 million, $1.7 million, respectively.

For the years ended December 31, 2022 and 2021, respectively, Erus paid $0.6 million and $0.3 million to Reimagine Roofing, a company affiliated with one of the Erus’ senior executives. These fees are included in cost of services in the Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the years ended December 31, 2022, 2021 and 2020, respectively, the amounts sold were $0.8 million, $0.5 million and $0.4 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $5.3 million, $6.3 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These revenues were included in service revenue in Consolidated Statements of Operations. Accounts receivable were $0.5 million and $0.6 million, as of December 31, 2022 and 2021, respectively and are included in accounts receivable, net on the Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s Operation Service Provider (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.4 million, $5.3 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On July 18, 2022, HPI Holdings LLC (“HPI Holdings”) entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. See “Note 4. Acquisitions, Disposals, Discontinued Operations and Assets Held for Sale” The partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the year ended December 31, 2022 two payments were made. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in amounts due to related parties in the Consolidated Balance Sheets.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Quantum leases space from an officer of the company. Quantum paid rent for the years ended December 31, 2022, 2021 and 2020 of $0.2 million during each year.

In 2021 and 2020 HPI, MDS and Experience Care entered into a number of agreements as a vendor and customer with its related party Itelagen. For the years ended December 31, 2021 and 2020, respectively, ITelagen, paid $0.3 million and $0.6 million for revenue cycle management services, which are included in service revenue in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, respectively, ITelagen provided IT services of $0.3 million and $1.2 million. These costs are included in selling, general and administrative expense in the Consolidated Statements of Operations. There were no receivables or payables due from/to the Partnership as of December 31, 2021.

15. Business Segments

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

As of December 31, 2022, the Partnership has the following reportable segments:

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reportable segments’ financial data were as follows:

	Technology
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
2022
Revenue	$124,068	$68,922	$(1,841)	$191,149
Loss (income) from equity method investments	4,010	2,885	(118)	6,777
Gain on disposal of businesses	—	(4,424)	(2,299)	(6,723)
Depreciation and amortization	14,645	529	—	15,174
Operating income (loss)	(854)	2,216	(26,540)	(25,178)
Gain on sale of discontinued operations	—	—	7,919	7,919
Expenditures for long-lived assets	(1,166)	(388)	—	(1,554)
Total assets	213,672	47,330	341,173	602,175

2021
Revenue	$91,730	$57,563	$4,066	$153,359
Income from equity method investments	(672)	(2,263)	(514)	(3,449)
Loss on disposal of businesses	—	—	5,334	5,334
Depreciation and amortization	9,758	480	64	10,302
Operating income (loss)	2,984	3,702	(40,302)	(33,616)
Gain on sale of discontinued operations	—	—	176,799	176,799
Expenditures for long-lived assets	(928)	(727)	(3,667)	(5,322)
Total assets	219,810	60,641	423,095	703,546

2020
Revenue	$76,192	$39,490	$3,534	$119,216
(Income) loss from equity method investments	114	(327)	(213)	(426)
Impairment of goodwill, intangibles and other assets	780	—	—	780
Depreciation and amortization	8,285	401	31	8,717
Operating income (loss)	2,996	2,744	(24,227)	(18,487)
Gain on sale of discontinued operations	—	—	31,806	31,806
Expenditures for long-lived assets	(912)	(510)	(5,854)	(7,276)
Total assets	126,627	44,288	369,606	540,521

Operating segments do not sell products to each other; however, several of the portfolio companies in the Technology-Enabled Services segment paid management fees to the Corporate and Other operating segment for services performed by Corporate. These fees have been eliminated from the respective segment information above.

16. Subsequent events

On January 6, 2023 HPI Holdings entered into an agreement to purchase substantially all of the assets of ALN Management Company, LLC (“ALN”) a provider of RCM and business related management services for $21.9 million. ALN will be included in the HPI Holdings reporting unit.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPB HOLDINGS II, LP
(Registrant)

By:	/s/Michael Frost
Robert Chmiel
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Evan Cutler
Evan Cutler
Chief Financial Officer, Highline Management, Inc.
(Principal Financial and Accounting Officer)

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GPB CAPITAL HOLDINGS, LLC
as General Partner of the Partnership

By:	/s/Robert Chmiel
Robert Chmiel
Manager

Date: March 31, 2023