Form 10-Q
period 2023-03-31
GPB Holdings II, LP
filed 2023-05-12
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 33 East 33rd Street, Suite 807 New York, NY (Address of principal executive offices)	10016 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$325,535	$334,427
Restricted cash	18,227	18,227
Accounts receivable, net	30,671	26,909
Inventories	1,559	1,097
Prepaid expenses	7,262	5,649
Contract assets	12,814	15,740
Current assets held for sale, discontinued operations	13,702	21,583
Total current assets	409,770	423,632
Non-current assets:
Property and equipment, net	9,355	8,245
Investment securities	671	729
Equity method investments	18,931	15,467
Right-of-use assets operating	6,950	6,535
Goodwill	100,185	78,895
Intangible assets, net	70,408	67,973
Other non-current assets	808	699
Total non-current assets	207,308	178,543
Total assets	$617,078	$602,175

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$6,798	$8,192
Accrued expenses	33,847	21,510
Deferred revenue and customer deposits	13,736	19,319
Long-term debt, current portion	4,340	1,724
Finance lease liabilities, current portion	203	224
Operating lease liabilities, current portion	2,728	2,533
Due to related parties	1,755	374
Total current liabilities	63,407	53,876
Non-current liabilities:
Long-term debt, net of current portion	2,558	25
Finance lease liabilities discontinued operations, net of current portion	123	159
Operating lease liabilities, net of current portion	3,802	3,498
Deferred tax liabilities - long-term	4,103	4,033
Other liabilities	715	816
Total non-current liabilities	11,301	8,531
Total liabilities	74,708	62,407
Commitments and contingencies (see Note 10)
Partners’ capital
Partners’ capital attributable to the Partnership	527,862	529,172
Accumulated other comprehensive loss	(2,290)	(2,170)
Total partners’ capital attributable to the Partnership	525,572	527,002
Non-controlling interests	16,798	12,766
Total partners’ capital	542,370	539,768
Total liabilities and partners’ capital	$617,078	$602,175

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue	$13,081	$14,540
Service revenue	35,640	31,527
Debt investment interest income	78	95
Loss on sale of investment securities	29	—
Other revenue	—	67
Total revenues	48,828	46,229
Cost of revenues:
Cost of goods sold	6,763	7,790
Cost of services	19,813	18,447
Total cost of revenues	26,576	26,237
Gross profit	22,252	19,992
Operating expenses (income):
Selling, general and administrative expenses	19,751	16,865
Managerial assistance fee, related party	3,028	3,095
Rent expense	1,035	1,116
Income from equity method investments	(3,464)	(478)
Gain on disposal of businesses	—	(6,723)
Depreciation and amortization	4,829	3,979
Total net operating expenses	25,179	17,854
Operating (loss) income	(2,927)	2,138
Other income (expense):
Interest expense	(140)	(1,381)
Interest expenses to related parties	—	(356)
Interest income	3,335	235
Other expense	(1,204)	(193)
Total other income (expense)	1,991	(1,695)
(Loss) income from continuing operations, before tax	(936)	443
Income tax expense	(211)	(143)
Net (loss) income from continuing operations	(1,147)	300
Net income (loss) from discontinued operations	160	(1,456)
Net loss of continuing and discontinued operations	(987)	(1,156)
Net income attributable to non-controlling interests	244	1,961
Net loss attributable to the Partnership	$(1,231)	$(3,117)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(987)	$(1,156)
Other comprehensive loss:
Foreign currency translation loss	(132)	(105)
Total other comprehensive loss	(1,119)	(1,261)
Foreign currency loss attributable to non-controlling interests	(12)	(12)
Net income loss attributable to non-controlling interest	244	1,961
Comprehensive loss attributable to the Partnership	$(1,351)	$(3,210)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Income (loss)	Interests	Total
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Distributions	—	—	—	—	—	—	(42)	(42)
Net (loss) income	(1,462)	(706)	(650)	(299)	(3,117)	—	1,961	(1,156)
Other comprehensive loss	—	—	—	—	—	(93)	(12)	(105)
Partners’ capital - March 31, 2022	$227,397	$117,127	$134,079	$70,183	$548,786	$(1,294)	$18,473	$565,965

Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	5	(5)	—	—	—	—	—	—
Tax withholding distributions	(36)	(14)	(19)	(10)	(79)	—	—	(79)
Contribution	—	—	—	—	—	—	3,800	3,800
Net (loss) income	(732)	(291)	(186)	(22)	(1,231)	—	244	(987)
Other comprehensive loss	—	—	—	—	—	(120)	(12)	(132)
Partners’ capital - March 31, 2023	$211,977	$118,288	$129,167	$68,430	$527,862	$(2,290)	$16,798	$542,370

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income from continuing operations:	$(1,147)	$300
Net income (loss) from discontinued operations, excluding gain	160	(1,456)
Net loss	(987)	(1,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(3,464)	(478)
Gain on sale of debt investments	(29)	—
Gain on disposal of business	—	(6,723)
Gain on sale of property and equipment	(70)	—
Bad debt (recoveries) expense, net	(539)	295
Depreciation and amortization	5,365	4,243
Amortization of deferred financing costs	—	164
Amortization of right of use assets - operating	853	1,168
Changes in deferred tax liabilities	72	(3)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	1,178	(3,252)
Due from related parties	—	(37)
Inventories, net	(462)	201
Prepaid expenses	(931)	103
Contract assets	2,921	(4,397)
Other assets	(109)	68
Accounts payable	(1,911)	560
Accrued expenses	201	169
Due to related parties	1,381	(80)
Customer deposits	(5,579)	6,428
Operating lease liability	(804)	(1,174)
Other current liabilities	—	(61)
Other liabilities	(99)	(63)
Operating cash flows from discontinued operations, net	(160)	1,456
Net cash used in operating activities	(3,173)	(2,569)
Cash flows from investing activities:
Proceeds from sale of business (net of cash withheld)	—	14,284
Purchase of business (net of cash acquired)	(12,857)	—
Proceeds from debt investments	87	2,135
Distribution received from investee	8,040	28,475
Collections of notes receivable - related party	—	170
Purchase of property and equipment	(659)	(517)
Proceeds from sale of property and equipment	193	—
Payments for intangibles and long lived assets	(319)	(132)
Net cash (used in) provided by investing activities	(5,515)	44,415
Cash flows from financing activities:
Repayments of notes payable - related party	—	(6,500)
Repayments on loans payable	(25)	(25)
Repayments on finance lease obligations	(57)	(55)
Repayments on lines of credit	(34)	(34)
Distributions	(79)	(2,082)
Distributions to non-controlling interest	—	(42)
Net cash used in financing activities	(195)	(8,738)
Effect of exchange rate changes on cash	(9)	(19)
Net (decrease) increase in cash and cash equivalents	(8,892)	33,089
Cash and cash equivalents and restricted cash of continuing operations - beginning of period	352,654	375,801
Cash and cash equivalents and restricted cash - beginning of period	343,762	408,890
Cash and cash equivalents and restricted cash - end of period	$343,762	$408,890

Supplemental schedule of non-cash investing and financing activities:
Operating lease asset valuation adjustment	$(55)	$(615)
Operating lease liability valuation adjustment	55	615
Operating lease assets assumed	(109)	(625)
Operating lease liabilities assumed	109	625
Contingent liability assumed	11,140	—
Non-controlling interest contribution	3,800	—

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

GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings”, “GPB Capital” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership, dated April 26, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the terms of GPB’s limited liability company agreement. GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services” or “TES”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term healthcare facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica and India. As of March 31, 2023, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health Solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); and 90.1% of HealthPrime International, LLC (“HealthPrime” or “HPI”), which includes 100% of Micro Development Services Inc. (“MDS”), all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has a non-controlling investment of 31% in Hotel Internet Services, LLC (“HIS”) as of March 31, 2023 which is accounted for under the equity method. HIS provides the equipment and associated internet services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market. As of March 31, 2023 the Partnership owned 60% of Erus Holdings, LLC (“Erus”), which is accounted for under the consolidation method. In January, 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other segment primarily consists of other operating entities that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC, and continues to own its 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an equity method investment, during GPB Prime’s wind down. In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Further information regarding our reportable business segments is contained in “Note 12. Business Segments”. Further information regarding equity method investments is contained in “Note 6. Equity Method Investments”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Annual report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10-K”), and there have been no changes to the Partnership’s significant accounting policies during the three months ended March 31, 2023.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Form 10-K filed with the SEC on March 31, 2023.

Principles of Consolidation and Equity Method

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation.

Our strategy in the segments in which we choose to participate is to invest in and operate income producing, middle market private companies primarily in North America. We focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving operational performance, and in turn, increasing the value. We strive to create long-term value and generate cash flow from operations for our Limited Partners by building industry-leading companies. To accomplish our objectives, we acquire controlling interests in operating companies and provide managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquire equity that affords us the ability to exercise significant influence over the business without a controlling stake. For this reason, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our Condensed Consolidated Statements of Operations.

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

As of March 31, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of March 31, 2023, substantially all of the Partnership’s $27.9 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of March 31, 2023, $297.6 million was invested in Treasury Bills, with original maturities of no longer than three months.

As of March 31, 2023 and December 31, 2022, the Partnership had cash deposited in certain financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Partnership’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Partnership’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

As of March 31, 2023, the Partnership held $18.2 million of total restricted cash which represents $10.1 million of indemnity funds held in escrow in relation to the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and $8.1 million for the purchase of AdvantEdge Healthcare Solutions, Inc. (“AHS”). The Alliance escrow agreement reimburses the buyer for any breaches and losses related to managed practices for the 2020 and 2021 calendar years and expires on June 21, 2023. The AHS escrow agreement reimburses the seller for contingent liabilities and reimburses for any breaches in prior periods and expired in November 2022, reimbursement amounts are currently in dispute and negotiations are ongoing to arrive at a final settlement.

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

Our energy segment had one major vendor that accounted for substantially all material purchases in cost of sales for the three months ended March 31, 2023 and 2022, respectively. Accounts payable to this vendor were $1.7 million and $2.3 million at March 31, 2023 and December 31, 2022, respectively.

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”), in a contested civil proceeding filed by the SEC (the “SEC Action”), appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy.

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

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, provide distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on our operations and liquidity.

3. Revenue Recognition

The following is a disaggregation of revenue by major product or service lines, separated by reportable segments from which the Partnership generates its revenue. For more detailed information about reportable segments, see “Note 12. Business Segments”.

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended March 31, 2023
Product revenue	$520	$12,561	$13,081
Service revenue	35,640	—	35,640

Revenue Stream
Software licenses	$520	$—	$520
Software maintenance and support	4,187	—	4,187
Professional services	5,710	—	5,710
Medical billing and services	25,743	—	25,743
Solar panel sales	—	12,561	12,561

Timing of Revenue Recognition
Products and services transferred at a point in time	$520	$12,561	$13,081
Products and services transferred over time	35,640	—	35,640

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended March 31, 2022
Product revenue	$690	$13,850	$14,540
Service revenue	31,527	—	31,527

Revenue Stream
Software licenses	$690	$—	$690
Software maintenance and support	5,440	—	5,440
Professional services	6,389	—	6,389
Medical billing and services	19,698	—	19,698
Solar panel sales	—	13,850	13,850

Timing of Revenue Recognition
Products and services transferred at a point in time	$690	$13,850	$14,540
Products and services transferred over time	31,527	—	31,527

Debt investment interest income, loss on the sale of investment securities, and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606 Revenue from Contracts with Customers.

4. Acquisitions, Disposals and Discontinued Operations

2023 ACQUISITION

On January 6, 2023, with an effective date of January 1, 2023, HPI, a Delaware limited liability company and subsidiary of the Partnership, entered into an agreement to acquire substantially all of the assets of ALN Medical Management, LLC, (“ALN”) a provider of revenue cycle management and business related management services for total purchase consideration of $27.9 million. The purchase consideration was comprised of cash consideration of $13.0 million (net of cash acquired of $0.1 million); the fair value of an earnout of $11.1 million, which is a Level 3 financial asset; and, the fair value of rollover units of $3.8 million, which are defined as 1,339 of Class A-1 Units of HPI Holdings, LLC, the parent of HPI (“HPI Holdings”), which are recorded in non-controlling interest in partners’ capital. Included in net assets is the assumption of promissory notes of $5.2 million. The terms of the assumed promissory notes are discussed in “Note 9. Borrowings”. The earnout was valued using a discounted cash flow analysis, significant assumptions include the risk-free rate of 4.3% and the credit spread rate of 8.4%, and is included in accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2023.

The components of the assets acquired and liabilities assumed, which were recorded at preliminary estimated fair values, were as follows:

(Dollars in thousands)
Current assets	$5,343
Operating lease assets	1,104
Property and equipment	1,255
Intangible assets	6,800
Goodwill	21,290
Debt	(5,208)
Operating lease liabilities	(1,104)
Current liabilities	(1,546)
Total net assets	$27,934

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary fair values of the acquired identifiable intangible assets, as well as the earnout liability, working capital adjustment  and the rollover units is provisional pending receipt of the final valuations for these amounts. The purchase of ALN resulted in the recognition of goodwill in the Partnership’s Condensed Consolidated Financial Statements, which is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized and includes the expected synergies from combining ALN and HPI. ALN is included in the HPI reporting unit.

In connection with the ALN acquisition, the Partnership identified the following intangible assets:

(Dollars in thousands)		Useful Lives
Customer relationships	$5,200	10 years
Trade name	1,600	5 years
	$6,800

The accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, includes $5.4 million of revenue and net loss of $0.6 million, related to ALN for the period from January 1, 2023 (date of acquisition), through March 31, 2023. The Partnership’s unaudited pro forma consolidated results of operations for the three months ended March 31, 2022, are summarized in the table below, assuming the acquisition of ALN occurred on January 1, 2022. These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2022, or are they indicative of future results of operations.

The Partnership’s unaudited pro forma consolidated results of operations (as if the acquisition of ALN had occurred on January 1, 2022) is as follows:

Three months ended
(Dollars in thousands)	March 31, 2022
Pro forma revenue	$52,916
Pro forma net income from continuing operations	$533

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% equity investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $13.7 million and $21.6 million as of March 31, 2023 and December 31, 2022, respectively, is included in assets held for sale, discontinued operations on the Condensed Consolidated Balance Sheets. In March 2023 and 2022, GPB Prime reached additional agreements with M&T Bank to allow for distributions to the Partnership of $8.0 million and $28.5 million, respectively. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

Summarized operating results for the Automotive Retail segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Operating income (loss)	$160	$(1,456)
Operating income (loss)	160	(1,456)
Income (loss) from discontinued operations	160	(1,456)
Net income (loss) from discontinued operations	$160	$(1,456)

Summarized cash flow for the Automotive Retail segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Cash provided by (used in)
Investing activities	$8,040	$28,475
Net increase (decrease) in cash and cash equivalents	$8,040	$28,475

The cash flow amounts in the table above exclude the effects of transactions among and between Automotive Retail and the Partnership.

5. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Receivables
Energy	$2,686	$1,866
Technology-enabled services	30,049	27,155
Total	32,735	29,021
Allowance for doubtful accounts
Energy	(224)	(223)
Technology-enabled services	(1,840)	(1,889)
Total	(2,064)	(2,112)
Receivables, net	$30,671	$26,909

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Equity Method Investments

The carrying amounts of equity method investments were as follows:

		March 31, 2023		December 31, 2022
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	$12,371	50.0%	$9,397
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	6,560	31.0%	5,996
Other			—		74
			$18,931		$15,467

Income (losses) from equity method investments for the three ended were as follows:

	March 31,
(Dollars in thousands)	2023	2022
Investment
Quantum Energy Holdings, LLC	$2,974	$(128)
Hotel Internet Services, LLC	564	606
Other	(74)	—
Total	$3,464	$478

In March 2023, Quantum sold one of its operating companies and the Partnership recorded its share of the gain of $3.0 million which is included in income from equity method investments in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

7. Property and Equipment

Components of property and equipment were as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Property and equipment
Buildings	$4,549	$4,476
Leasehold improvements	747	747
Computer and office equipment	5,132	4,410
Furniture and fixtures	786	528
Vehicles	2,056	2,272
Computer software	2,192	1,473
Total	15,462	13,906
Accumulated depreciation and amortization	(6,107)	(5,661)
Total property and equipment, net	$9,355	$8,245

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.4 million, respectively.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Goodwill and Intangible Assets

At March 31, 2023 and December 31, 2022, goodwill balances consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2022	$64,601	$14,294	$78,895
Goodwill acquired through business combinations	21,290	—	21,290
Balance, March 31, 2023	$85,891	$14,294	$100,185

As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
March 31, 2023
Customer relationships	$95,858	$—	$(41,310)	$54,548	5.8
Trademark and trade names (1)	7,360	—	(3,380)	3,980	4.3
Software development and platform cost	38,929	—	(27,049)	11,880	4.0
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$143,488	$—	$(73,080)	$70,408
December 31, 2022
Customer relationships	$90,658	$—	$(37,993)	$52,665	5.6
Trademark and trade names (1)	5,760	—	(3,108)	2,652	1.7
Software development and platform cost	38,610	—	(25,954)	12,656	4.1
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$136,369	$—	$(68,396)	$67,973
1.	Includes indefinite lived intangible assets not subject to amortization totaling $1.6 million as of March 31, 2023 and December 31, 2022.

The Partnership capitalized software development costs of $0.3 million and $0.1 million during each of the three months ended March 31, 2023 and 2022, respectively.

Amortization expense related to intangible assets was $4.7 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. The amortization expense for software development and platform costs included in cost of revenues was $0.5 million and $0.3 million, respectively, for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense as of March 31, 2023 for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2024	$14,281
2025	12,882
2026	11,162
2027	8,774
2028	6,080
Thereafter	15,620
Total	$68,799

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Partnership reviews each reporting unit and definite-lived intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If the goodwill or the definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. No impairment loss was recorded for the three months ended March 31, 2023 and 2022, respectively.

9. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of March 31, 2023 and December 31, 2022, consists of the following:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$5,208	$—
Installment Note	100	125
Lines of credit	1,590	1,624
Total long-term debt	6,898	1,749
Less: current maturities	(4,340)	(1,724)
Long term debt, less current maturities	$2,558	$25

The aggregate contractual maturities of debt as of March 31, 2023 were as follows:

Contractual
(Dollars in thousands)	Amount
2024	$4,340
2025	2,558
Total	$6,898

Promissory Notes

The Partnership held the following Promissory notes:

●	As part of HPI’s acquisition of ALN, the Partnership assumed promissory notes of $5.2 million to be repaid in eight quarterly installments of approximately $0.6 million beginning April 15, 2023, including interest of 8.0%.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s prime rate plus 4.0%. Repayments were $25 thousand in the three months ended March 31, 2023 and 2022. The note matures in March 2024. The outstanding amount due on the note as of March 31, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively. The note payable is secured by substantially all the assets of the Partnership.

Lines of Credit

The Partnership had the following credit lines as of March 31, 2023 and December 31, 2022:

●	The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the prime rate plus 0.25% per annum (6.5% as of March 31, 2023 and 7.75% as of December 31, 2022) through maturity in July 2026. The outstanding balance on the line of credit as of March 31, 2023 and December 31, 2022, was $1.6 million and $1.6 million, respectively. There were no additional borrowings under the line of credit in the three months ended March 31, 2023 and 2022, respectively. Repayments on the line of credit were $34 thousand in each of the three months ended March 31, 2023 and 2022, respectively.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended March 31, 2023 and 2022, the Partnership paid $3.6 million and $0.3 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial or in many cases complete reimbursement to the General Partner as required by various agreements or governing law.

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

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the Monitor over GPB until further order of the Court (the “Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person, who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included with this Form 10-Q, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (the “Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile is seeking a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application” and “Proposed Order”). The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

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

Federal Matters

On February 4, 2021, the SEC Action was filed against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Also, on February 4, 2021, the United States Attorney’s Office (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial start to on June 3, 2024.

State Matters

On May 27, 2020, the State of Massachusetts (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740 and Executive Law Section 296. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiff filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiff alleged defendants’ collection of fraudulent rebates exceeded $1.0 million, and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action.  No costs associated with the settlement were charged to the Partnership.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. As of May 2023, the parties are engaged in discovery.

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

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the New York State Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the New York State Supreme Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, GPB Holdings, LP, GPB Automotive Portfolio, LP, GPB Waste Management, LP (American Arbitration Association, Case No. 01-21-0018-1470)

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification damages from FINRA arbitrations brought

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. Any potential losses associated with this action cannot be estimated at this time.

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

In the interim, pending the resolution of the appeal filed by SNE, GPB Automotive Portfolio, LP (“APLP”) will continue to operate the Prime Subaru Manchester dealership until the earlier of an ownership transfer or November 2023, twenty-four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on GPB Holdings II, LP’s Condensed Consolidated Financial Statements.

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

Portfolio Company Litigation

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations. Any potential losses associated with this matter cannot be estimated at this time.

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

11. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee (the Managerial Assistance Fee”) for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were $3.0 million and $3.1 million, respectively. The Partnership has non-interest-bearing payables of $1.4 million and nil to GPB for these expenses for the years ended at March 31, 2023 and December 31, 2022, respectively, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day to day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GBP’s or its affiliates (including holding companies), officers and employees relating to the time such officers or employees provide In-House Services or Operations Support Services to the Partnership or its investee entities. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the investee entities. “Operations Support Services” include, but are not limited to, operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the investee entities. In addition GPB, on occasion, pays Partnership expenses on the Partnerships’ behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf.

Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, were $4.0 million and $1.2 million, respectively. As of March 31, 2023 and December 31, 2022, respectively, the Partnership has non-interest-bearing payables of $0.3 and $0.2 million, to GPB for these expenses, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership entered into a loan agreement with Quantum, an equity method investee. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. Subsequent repayments and additional lending resulted in a loan balance of $0.1 million at December 31, 2021, which was included in note receivable – related party in the Condensed Consolidated Balance Sheets. The note was repaid in full at December 31, 2022.

During 2019, the Partnership loaned Quantum $0.8 million under an additional loan agreement to be used for purposes of closing their Florida office. The loan had a 36-month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. Subsequent repayments resulted in a loan balance of $0.3 million at December 31, 2021. During the three months ended March 31, 2022, payments of $0.1 million were received, the note was repaid full at December 31, 2022.

NOTES PAYABLE TO RELATED PARTIES

In 2017, a term loan agreement was entered into by Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. As of December 31, 2019, the principal outstanding was $13.0 million. Interest-only payments accrued at an annual rate of 10.0% for 36 months from the effective date of June 2017. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022.The amended term loan accrued interest at a rate of 10% with all outstanding principal due at maturity. The loan agreement contained certain financial and non-financial covenants.

On February 24, 2022, the Partnership paid off the RIST loan principal in full and outstanding interest on behalf of the borrowers. For the three months ended March 31, 2023 and 2022, interest expense related to these notes were nil and $0.1 million, respectively, included in interest expense to related parties in the Condensed Consolidated Statements of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CONSULTING AGREEMENTS

For the three months ended March 31, 2023 and 2022, Erus paid $0.1 million and $0.1 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Quantum, an equity method investee of the Partnership, incurred expenses of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were nil and $0.2 million, as of March 31, 2023 and December 31, 2022, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2023 and 2022, respectively, Erus paid $0.1 million and $0.1 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in cost of services in the Condensed Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended March 31, 2023 and 2022, the amounts sold were $0.3 million and $0.1 million, respectively, which are included in product revenue in the Condensed Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. These revenues were included in service revenue in Condensed Consolidated Statements of Operations. Accounts receivable were $0.6 million and $0.5 million, as of March 31, 2023 and December 31, 2022, respectively, and are included in accounts receivable, net on the Condensed Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s OSP fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

On July 18, 2022, HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. The Partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the three months ended March 31, 2023 one payment was made. As of March 31, 2023 and December 31, 2022, respectively, the outstanding payable balance was $0.3 million and $0.4 million, which is included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

Quantum leases space from an officer of the Company. Quantum paid rent for the three months ended March 31, 2023 and 2022 of $13 thousand and $38 thousand, respectively. The arrangement ended on January 31, 2023.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Business Segments

ASC 280, Segment Reporting, requires use of the management approach model for segment reporting, which considers how management organizes segments within the Partnership to allocate resources, make operating decisions and assess performance. The reportable segments are among the business activities of the Partnership for which discrete financial information is available and for which operating results are regularly reviewed by its CODM. The Partnership’s chief operating decision maker is its Chief Executive Officer. Management deems operating segments that exceed certain quantitative thresholds to be reportable segments. Our segments coincide with how our businesses are managed.

As of March 31, 2023, the Partnership has the following reportable segments:

●	Technology-Enabled Services;
●	Energy; and
●	Corporate and Other.

The last segment, which we refer to as “Corporate and Other,” primarily consists of other operating segments that are not reportable under the quantitative thresholds, or are selling, general and administrative expenses of the Partnership.

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Reportable segments’ financial data were as follows:

	Technology
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
March 31, 2023
Revenue	$36,160	$12,561	$107	$48,828
Income from equity method investments	(490)	(2,974)	—	(3,464)
Depreciation and amortization	4,702	127	—	4,829
Operating income (loss)	2,081	3,628	(8,636)	(2,927)
Income from discontinued operations	—	—	160	160
Expenditures for long-lived assets	(498)	(161)	—	(659)
Expenditures for intangible assets	(322)	—	—	(322)
Purchase of business	(12,857)	—	—	(12,857)
Total assets	242,654	47,852	326,572	617,078

March 31, 2022
Revenue	$32,217	$13,850	$162	$46,229
(Income) loss from equity method investments	(606)	128	—	(478)
Loss on disposal of businesses	—	(4,424)	(2,299)	(6,723)
Depreciation and amortization	4,154	89	—	4,243
Operating income (loss)	1,696	4,592	(4,150)	2,138
Loss from discontinued operations	—	—	(1,456)	(1,456)
Expenditures for long-lived assets	(517)	—	—	(517)
Expenditures for intangible assets	(139)	—	—	(139)
Total assets	219,267	72,200	408,029	699,496

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

Item 2. Financial Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2023. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Impact of COVID-19 on Our Operations, Financial Condition, Results of Operations, and Liquidity

The effects of the COVID-19 pandemic continue to evolve. Our impacted businesses have rebounded to at or near pre-COVID-19 sales levels. However, future COVID-19 outbreaks in the markets in which we operate may cause changes in customer behaviors, including a decrease for healthcare services, and for home and commercial solar systems. This may lead to increased valuation risks, such as impairment of long-lived assets. Uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.

Supply Chain Disruptions

The Partnership has had supply chain disruptions, specifically in the Energy segment and our portfolio company Erus. The solar industry has, and continues to experience, supply chain disruptions due to COVID-19, issues related to the Antidumping and Countervailing Duties, Anti Circumvention for solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam filed by a domestic solar manufacturer, the Uyghur Forced Labor Protection Act and Forced Labor Withhold Release Order and tariffs imposed under Section 201 of the Trade Act of 1974, the ongoing conflict between Russia and Ukraine and a rise in global inflationary pressures. In order to offset the delays due to supply chain disruptions, Erus works closely with its suppliers to ensure the required materials for its systems are ordered and obtained prior to their scheduled installation date and in the event of a delay, alternative installation plans are put in place in a timely manner and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations. Erus also monitors the market for potential alternative panel brands and if there is any issue with its current supplier, Erus is able to quickly notify its design and sales teams that alternative panels are being used to ensure the correct plans are generated and presented to the customer on a timely basis and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations.

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

On February 11, 2021, the EDNY Court issued an Order, appointing the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Order and an April 14, 2021 Amended Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Part II - Other Information - Item 1. Legal Proceedings” for additional information.

Our strategy in the segments in which we choose to participate is to own and operate income producing, middle-market private companies primarily in North America on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we provide managerial expertise and investment capital to our portfolio companies in order to develop the operations and enhance the overall value of the business. In other situations, we have equity interests that enable us to exercise significant influence but not control over the businesses. Following our strategy, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our Condensed Consolidated Statement of Operations.

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

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our CODM who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica and India. As of March 31, 2023, Holdings II owned 96% of Halo, which is comprised of Cantata (formerly Meta Healthcare IT Solutions, LLC) and Experience Care (formerly Cantata Health, LLC); and 90.1% of HealthPrime, which includes 100% of MDS, all of which are accounted for under the consolidation method. Our Technology-Enabled Services also has a non-controlling investment of 31% in HIS as of March 31, 2023 which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment acquires and operates companies that provide services in the solar panel market. As of March 31, 2023 the Partnership owned 60% of Erus, which is accounted for under the consolidation method. In January, 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC. The Partnership has a 50% non-controlling equity method investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other primarily consists of other operating segments that are not reportable under the quantitative thresholds under U.S. GAAP, or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC, and continues to own its 33.5% interest in GPB Prime, an equity method investment, during GPB Prime’s wind down. In March 2022, the Partnership sold its real estate investment in Middleneck.

Our operations are primarily located in the United States of America.

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		2023 vs 2022
			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)
Revenues:
Product revenue	$13,081	$14,540	$(1,459)	(10.03)%
Service revenue	35,640	31,527	4,113	13.05%
Debt investment interest income	78	95	(17)	(17.89)%
Loss on sale of investment securities	29	—	29	100.00%
Other revenue	—	67	(67)	(100.00)%
Total revenues	48,828	46,229	2,599	5.62%
Cost of revenues:
Cost of goods sold	6,763	7,790	(1,027)	(13.18)%
Cost of services	19,813	18,447	1,366	7.40%
Total cost of revenues	26,576	26,237	339	1.29%
Gross profit	22,252	19,992	2,260	11.30%
Operating expenses (income):
Selling, general and administrative expenses	19,751	16,865	2,886	17.11%
Managerial assistance fee, related party	3,028	3,095	(67)	(2.16)%
Rent expense	1,035	1,116	(81)	(7.26)%
Income from equity method investments	(3,464)	(478)	(2,986)	624.69%
Gain on disposal of businesses	—	(6,723)	6,723	100.00%
Depreciation and amortization	4,829	3,979	850	21.36%
Total net operating expenses	25,179	17,854	7,325	41.0%
Operating (loss) income	(2,927)	2,138	(5,065)	(236.90)%
Other income (expense):
Interest expense	(140)	(1,381)	1,241	89.86%
Interest expenses to related parties	—	(356)	356	100.00%
Interest income	3,335	235	3,100	1319.15%
Other expense	(1,204)	(193)	(1,011)	(523.83)%
Total other income (expense)	1,991	(1,695)	3,686	(217.46)%
(Loss) income from continuing operations, before tax	(936)	443	(1,379)	(311.3)%
Income tax expense	(211)	(143)	(68)	(47.6)%
Net (loss) income from continuing operations	(1,147)	300	(1,447)	(482.3)%
Net income (loss) from discontinued operations	160	(1,456)	1,616	111.0%
Net loss of continuing and discontinued operations	(987)	(1,156)	169	14.6%
Net income attributable to non-controlling interests	244	1,961	(1,717)	(87.6)%
Net loss attributable to the Partnership	$(1,231)	$(3,117)	$1,886	60.5%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs 2022
			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)
Revenues:
Software licenses	$520	$690	$(170)	(24.6)%
Software maintenance and support	4,187	5,440	(1,253)	(23.0)%
Professional services	5,710	6,389	(679)	(10.6)%
Medical billing and services	25,743	19,698	6,045	30.7%
Total revenues	36,160	32,217	3,943	12.2%
Cost of revenues:
Cost of goods sold	335	74	261	352.7%
Cost of service	19,813	18,443	1,370	7.4%
Total cost of revenues	20,148	18,517	1,631	8.8%
Gross profit	16,012	13,700	2,312	16.9%
Operating expenses (income):
Selling, general and administrative expenses	8,890	7,731	1,159	15.0%
Rent expense	829	989	(160)	(16.2)%
Income from equity method investments	(490)	(606)	116	19.1%
Depreciation and amortization	4,702	3,890	812	20.9%
Total net operating expenses	13,931	12,004	1,927	16.1%
Operating income	$2,081	$1,696	$385	22.7%

Comparison of the three months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, the Technology-Enabled Services segment generated revenues of $36.2 million and $32.2 million, respectively. This represents an increase of approximately $3.9 million, or 12.2%. The increase in revenue was primarily due to additional revenues of $5.0 million of medical billing services and $0.4 million of professional services related to HPI’s acquisition of ALN in January 2023. In addition there were a $1.4 million increase in revenue from professional services at Halo and a $1.0 million of increased medical billings at HPI from legacy operations. These increases were partially offset by a decrease of $2.5 million in professional services at MDS and a decrease of $1.3 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the three months ended March 31, 2023 and 2022, overall cost of revenues was $20.1 million and $18.5 million, respectively. This represents an increase of approximately $1.6 million, or 8.8% primarily due to $4.4 million in cost of revenue related to HPI’s acquisition of ALN in January 2023, an increase of $0.3 million related to increased license expenses at Halo partially offset by a decrease of $1.0 million in payroll costs at Halo related to product payroll costs, and by decreases of $1.1 million at MDS and $0.7 million from legacy customers at HPI as a result of synergies achieved from the AHS acquisition and MDS merger.

Gross Profit

For the three months ended March 31, 2023 and 2022, our gross profit was $16.0 million and $13.7 million, our gross margin percentage was 44.3% and 42.5%, respectively. This represents an increase of $2.3 million, or 16.9%. This increase was primarily due to the decreased payroll costs at Halo.

Total Net Operating Expenses

For the three months ended March 31, 2023 and 2022, operating expenses were $13.9 million and $12.0 million, respectively. This represents an increase of $1.9 million, or 16.1%. This increase is primarily due to $1.9 million of additional expenses related to the acquisition of ALN and an increase of $0.7 of software maintenance million at MDS partially offset by a decrease of $0.9 million from legacy customers at HPI as a result of synergies achieved from the AHS acquisition.

Operating Income

For the three months ended March 31, 2023 and 2022, operating income was $2.1 million and $1.7 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2022 vs 2021
			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$12,561	$13,850	$(1,289)	(9.3)%
Total revenues	12,561	13,850	(1,289)	(9.3)%
Cost and expenses:
Cost of goods sold	6,428	7,716	(1,288)	(16.7)%
Total cost of revenues	6,428	7,716	(1,288)	(16.7)%
Gross profit	6,133	6,134	(1)	—%
Operating expense (income):
Selling, general and administrative expenses	5,146	5,622	(476)	(8.5)%
Rent Expense	206	127	79	62.2%
(Income) loss from equity method investments	(2,974)	128	(3,102)	(2,423.4)%
Gain on disposal of businesses	—	(4,424)	4,424	100.0%
Depreciation and amortization	127	89	38	42.7%
Total net operating expenses	2,505	1,542	963	62.5%
Operating income	$3,628	$4,592	$(964)	(21.0)%

Comparison of the three months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, the Energy segment generated revenues of $12.6 million and $13.9 million, respectively. This represents a decrease of approximately $1.3 million or 9.3%. The decrease in revenue was primarily due to a decrease in the number of jobs receiving permission to operate driven partially by higher interest rates.

Cost of Revenues

For the three months ended March 31, 2023 and 2022, overall cost of revenues was $6.4 million and $7.7 million, respectively. This represents a decrease of $1.3 million, or 16.7%, primarily due to a decrease in the number of jobs receiving permission to operate and decreased costs on a per job basis resulting in decreases of $1.0 million in cost of materials and $0.3 million in cost of labor.

Gross Profit

For the three months ended March 31, 2023 and 2022, our gross profit was $6.1 million and $6.1 million, respectively and our gross margin percentage was 48.8% and 44.2%, respectively. The percentage increase was due to the decrease in per job material and labor costs.

Total Net Operating Expenses

For the three months ended March 31, 2023 and 2022, operating expenses were $2.5 million and $1.5 million, respectively. This represents an increase of $1.0 million, or 62.5%. This increase was primarily due to the absence in the first quarter of 2023 of the $4.4 million gain on sale of Greenwave on January 1, 2022, increases of $0.5 in payroll costs and $0.2 million in commissions at Erus, partially offset by a $3.1 million increase in income from the equity method investment in Quantum and decreases at Erus of $0.7 million in sales and marketing expenses, $0.2 in professional fees, $0.3 in miscellaneous expenses.

Operating Income

For the three months ended March 31, 2023 and 2022, operating income was $3.6 million and $4.6 million, respectively. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs 2022
			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)
Revenues:
Debt investment interest income	$78	$95	$(17)	(17.9)%
Gain (loss) on sale of investment securities	29	—	29	100.0%
Other revenue	—	67	(67)	(100.0)%
Total revenues	107	162	(55)	(34.0)%
Cost and expenses:
Cost of service	—	4	(4)	(100.0)%
Total cost and expenses	—	4	(4)	(100.0)%
Gross profit	107	158	(51)	(32.3)%
Operating expenses (income)
Selling, general and administrative expenses	5,715	3,512	2,203	62.7%
Managerial assistance fee, related party	3,028	3,095	(67)	(2.2)%
Gain on disposal of businesses	—	(2,299)	2,299	(100.0)%
Total net operating expenses	8,743	4,308	4,435	102.9%
Operating loss	(8,636)	(4,150)	(4,486)	108.1%
Other income	3,330	14	(14)	(100.0)%
Loss from continuing operations	(5,306)	(4,136)	(1,170)	(28.3)%
Income (loss) from operations of discontinued operations	160	(1,456)	1,616	111.0%
Net loss of continuing and discontinued operations	(5,146)	(5,592)	446	8.0%
Net loss attributable to non-controlling interests	—	(1)	1	100.0%
Net loss attributable to the Partnership	$(5,146)	$(5,591)	$445	8.0%

Comparison of the three months ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023 and 2022, revenue was $0.1 million and $0.2 million, respectively.

Total Net Operating Expenses

For the three months ended March 31, 2023 and 2022, operating expenses were $8.7 million and $4.3 million, respectively. This represents an increase of $4.4 million, or 102.9%, primarily due to a $3.1 million increase in legal fees and the absence of a gain of $2.3 million for the three months ended March 31, 2023 from Middleneck which was sold in March, 2022, partially offset by a decrease of $0.6 million of professional fees.

Operating Loss

For the three months ended March 31, 2023 and 2022, operating loss was $8.6 million and $4.2 million, respectively. This represents an increase of approximately $4.5 million or 108.1%. This change can be explained as a combination of the above described changes in operating expenses.

Income (Loss) from Discontinued Operations

For the three months ended March 31, 2023, net income from discontinued operations was $0.2 million compared to net loss from discontinued operations of $1.5 million for the three months ended March 31, 2022. This represents a change of $1.6 million or 111.0%. Income from discontinued operations is from the disposed automotive retail business.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the components of working capital as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	325,535	$334,427
Total current assets	409,770	423,632
Total current liabilities	63,407	53,876
Working capital	346,363	369,756
Total assets	$617,078	$602,175

Debt obligations are summarized below as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$5,208	$—
Lines of credit	1,590	1,624
Installment notes	100	125
Total long-term debt	6,898	1,749
Less: current maturities	(4,340)	(1,724)
Total long-term debt, net of current portion	$2,558	$25
Finance lease liabilities	$326	$383
Less: current portion	203	224
Finance lease liabilities, net of current portion	$123	$159

Operating lease liabilities	$6,530	$6,031
Less: current portion	2,728	2,533
Operating lease liabilities, net of current portion	$3,802	$3,498

The Partnership’s cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 were as follows:

	March 31,	March 31,
(Dollars in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(3,173)	$(2,569)
Investing activities	(5,515)	44,415
Financing activities	(195)	(8,738)
Effect of exchange rate changes on cash	(9)	(19)
Net decrease in cash and cash equivalents	$(8,892)	$33,089

Total cash and cash equivalents on hand at March 31, 2023 and December 31, 2022 was $325.5 million, and $334.4 million, respectively. In addition to this amount, there was total restricted cash of $18.2 million and $18.2 million respectively, as of March 31, 2023 and December 31, 2022. Included in cash on hand was $22.3 million and $22.6 million as of March 31, 2023 and  December 31, 2022, respectively, held by certain subsidiaries of the Partnership that was available for distribution to the Partnership and immediate use without restriction. As of March 31, 2023 and December 31, 2022, the Partnership had working capital (current assets less current liabilities) of $346.4 million and $369.8 million, respectively. Working capital as of March 31, 2023 and December 31, 2022 is inclusive of approximately $4.3 million and $1.7 million, respectively, in aggregate principal outstanding, under the Partnership’s related party promissory note, and current maturities of long-term debt.

At times, the Partnership has incurred losses from continuing operations and has used cash to finance its operating activities. The Partnership incurred a net loss from continuing operations of $1.1 million and used cash in operating activities of $3.2 million for the three months ended March 31, 2023. The Partnership recorded net income of $0.2 million from discontinued operations during the three months ended March 31, 2023. During the three months ended March 31, 2023, $0.1 million in distributions were made to investors. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 1. Legal Proceedings” in Part II, the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until 2024 at the earliest and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the ongoing pandemic, some or all of these matters may not be resolved for several years.

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

We believe we will have sufficient liquidity to meet our obligations as they come due in the normal course of business for a period of at least twelve months from the date of issuance of these Condensed Consolidated Financial Statements.

See also “Item 1. Legal Proceedings” in Part II for discussion of the role of the Monitor with respect to the Partnership’s use of cash including regarding distributions to investors and indemnification obligations to GPB.

Three months ended March 31, 2023 compared to March 2022

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022. This change of approximately $0.6 million was primarily due to a decrease in net income adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in customer deposits of $12.0 million, income from equity method investments of $3.0 million, accounts payable of $2.5 million, discontinued operations of $1.6 million, prepaid expenses of $1.0 million, bad debt expense of $0.8 million and inventories of $0.7 million, partially offset by decreases in contract assets of $7.3 million, gain on disposal of business of $6.7 million, accounts receivable of $4.4 million, due to related parties of $1.5 million and depreciation and amortization of $1.1 million.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2023 compared to net cash provided by of $44.4 million for the three months end March 31, 2022. Cash flows from investing activities primarily related to acquisitions, capital expenditures and divestitures. The change of approximately $49.9 million was primarily due to the purchase of ALN during the three months ended March 31, 2023 of $13.0 million compared to the sale of Greenwave during the three months ended March 31, 2022 for $14.3 million, a decrease of $20.4 million in distributions received from investees and a decrease of $2.0 million in proceed from the sale of debt investments.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2023 compared to $8.7 million for the three months ended March 31, 2022. The change of approximately $8.5 million was primarily due to a decrease of $6.5 million in the repayment of notes payable - related party and a decrease of $2.0 million in distributions to partners.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting policies and use of estimates since the filing of our Annual Report filed on Form 10-K filed with the SEC on March 31, 2023.

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

The following table summarizes our payment obligations under certain contracts on March 31, 2023. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2023	2024-2025	2026-2027	2028+	Total
Contractual Obligations
Debt obligations	4,340	2,558	—	—	6,898
Interest on debt and notes payable, related party	465	125	—	—	590
Operating and finance leases, including imputed interest	3,109	2,805	886	465	7,265
Total	$7,914	$5,488	$886	$465	$14,753

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K filed with the SEC on March 31, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at March 31, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Controls over Financial Reporting

Material Weaknesses

There are material weaknesses in our system of ICFR, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended March 31, 2023 and 2022, the Partnership paid $3.6 million and $0.3 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial, or in many cases complete, reimbursement to the General Partner as required by various agreements or governing law.

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

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included with this Form 10-Q, nor has management sought or obtained approval from the Monitor.

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

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

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

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial to start on June 3, 2024.

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

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740 and Executive Law Section 296. In May 2023, the parties agreed to settle the action.  No costs associated with the settlement were charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiff filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiff alleged defendants’ collection of fraudulent rebates exceeded $1.0 million, and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. As of May 2023, the parties are engaged in discovery.

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

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the New York State Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the New York State Supreme Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, GPB Holdings, LP, GPB Automotive Portfolio, LP, GPB Waste Management, LP (American Arbitration Association, Case No. 01-21-0018-1470)

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification damages from FINRA arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. Any potential losses associated with this action cannot be estimated at this time.

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

In the interim, pending the resolution of the appeal filed by SNE, APLP will continue to operate the Prime Subaru Manchester dealership until the earlier of an ownership transfer or November 2023, twenty-four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on GPB Holdings II, LP’s Condensed Consolidated Financial Statements.

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

Portfolio Company Litigation

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations. Any potential losses associated with this matter cannot be estimated at this time.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, since the filing with the SEC on March 31, 2023, which are incorporated herein by reference.

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

10.6	Asset Purchase Agreement by and between Greenwave Energy, LLC and United Energy Trading, LLC, dated January 1, 2022 (Incorporated by reference to Form 10/A filed on July 25, 2022).
21	Subsidiaries of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on behalf by the undersigned, thereunto duly authorized.

GPB Holdings II, LP
(Registrant)

	By:	/s/Robert Chmiel
Robert Chmiel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Evan Cutler
Evan Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2023