Form 10-Q
period 2023-06-30
GPB Holdings II, LP
filed 2023-08-16
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,465	$334,427
Restricted cash	7,177	18,227
Investment securities, current portion	293,486	—
Accounts receivable, net	30,218	26,909
Inventories	1,220	1,097
Prepaid expenses	5,798	5,649
Contract assets	11,235	15,740
Assets held for sale, continuing operations	4,223	—
Assets held for sale, discontinued operations	14,132	21,583
Total current assets	403,954	423,632
Non-current assets:
Property and equipment, net	9,340	8,245
Investment securities, net of current portion	503	729
Equity method investments	17,416	15,467
Right-of-use assets operating	6,516	6,535
Goodwill	83,938	78,895
Intangible assets, net	62,239	67,973
Other non-current assets	830	699
Total non-current assets	180,782	178,543
Total assets	$584,736	$602,175

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$6,563	$8,192
Accrued expenses	22,328	21,510
Deferred revenue and customer deposits	9,108	19,319
Long-term debt, current portion	4,258	1,724
Finance lease liabilities, current portion	165	224
Operating lease liabilities, current portion	2,811	2,533
Liabilities held for sale, continuing operations	1,836	—
Due to related parties	2,934	374
Total current liabilities	50,003	53,876
Non-current liabilities:
Long-term debt, net of current portion	1,956	25
Finance lease liabilities, net of current portion	19	159
Operating lease liabilities, net of current portion	3,422	3,498
Deferred tax liabilities	4,103	4,033
Other liabilities	717	816
Total non-current liabilities	10,217	8,531
Total liabilities	60,220	62,407
Commitments and contingencies (see Note 11)
Partners’ capital
Partners’ capital attributable to the Partnership	516,418	529,172
Accumulated other comprehensive loss	(2,284)	(2,170)
Total partners’ capital attributable to the Partnership	514,134	527,002
Non-controlling interests	10,382	12,766
Total partners’ capital	524,516	539,768
Total liabilities and partners’ capital	$584,736	$602,175

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue	$8,145	$15,841	$21,226	$30,381
Service revenue	36,606	30,879	72,246	62,406
Debt investment interest income	79	76	157	171
Gain on sale of investment securities	—	—	29	—
Unrealized loss on investment securities	(168)	—	(168)	—
Other revenue	—	—	—	67
Total revenues	44,662	46,796	93,490	93,025
Cost of revenues:
Cost of goods sold	5,402	7,611	12,165	15,401
Cost of services	19,908	18,359	39,721	36,806
Total cost of revenues	25,310	25,970	51,886	52,207
Gross profit	19,352	20,826	41,604	40,818
Operating expenses (income):
Selling, general and administrative expenses	22,163	23,194	41,914	40,059
Managerial assistance fee, related party	3,088	2,281	6,116	5,376
Rent expense	975	1,149	2,010	2,265
Income from equity method investments	(484)	(546)	(3,948)	(1,024)
Gain on disposal of businesses	—	—	—	(6,723)
Gain on reduction of contingent liability	(6,291)	—	(6,291)	—
Impairment of goodwill and intangibles	15,004	—	15,004	—
Depreciation and amortization	3,811	3,699	8,640	7,678
Total net operating expenses	38,266	29,777	63,445	47,631
Operating loss	(18,914)	(8,951)	(21,841)	(6,813)
Other income (expense):
Interest expense	(119)	(1,370)	(259)	(2,751)
Interest expenses, related parties	—	(43)	—	(399)
Interest income	2,725	150	6,060	385
Loss on extinguishment of debt	—	(4,502)	—	(4,502)
Other (expense) income	(242)	45	(1,446)	(148)
Total other income (expense)	2,364	(5,720)	4,355	(7,415)
Loss from continuing operations, before tax	(16,550)	(14,671)	(17,486)	(14,228)
Income tax expense	(256)	(212)	(467)	(355)
Net loss from continuing operations	(16,806)	(14,883)	(17,953)	(14,583)
Net income from discontinued operations	430	3,101	590	1,645
Gain on sale of discontinued operations	—	7,619	—	7,619
Net income from discontinued operations	430	10,720	590	9,264
Net loss of continuing and discontinued operations	(16,376)	(4,163)	(17,363)	(5,319)
Net (loss) income attributable to non-controlling interests	(6,022)	414	(5,778)	2,375
Net loss attributable to the Partnership	(10,354)	(4,577)	(11,585)	(7,694)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(16,376)	$(4,163)	$(17,363)	$(5,319)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	7	(420)	(125)	(525)
Total other comprehensive loss	(16,369)	(4,583)	(17,488)	(5,844)
Foreign currency gain (loss) attributable to non-controlling interests	1	(47)	(11)	(59)
Net (loss) income attributable to non-controlling interest	(6,022)	414	(5,778)	2,375
Comprehensive loss attributable to the Partnership	$(10,348)	$(4,950)	$(11,699)	$(8,160)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Loss	Interests	Total
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Distributions	—	—	—	—	—	—	(42)	(42)
Net (loss) income	(1,462)	(706)	(650)	(299)	(3,117)	—	1,961	(1,156)
Other comprehensive loss	—	—	—	—	—	(93)	(12)	(105)
Partners’ capital - March 31, 2022	$227,397	$117,127	$134,079	$70,183	$548,786	$(1,294)	$18,473	$565,965
Distributions to non-controlling interests holders	—	—	—	—	—	—	(384)	(384)
Net (loss) income	(2,440)	(1,156)	(598)	(383)	(4,577)	—	414	(4,163)
Other comprehensive loss	—	—	—	—	—	(374)	(47)	(421)
Partners’ capital - June 30, 2022	$224,957	$115,971	$133,481	$69,800	$544,209	$(1,668)	$18,456	$560,997

Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	5	(5)	—	—	—	—	—	—
Tax withholding distributions	(36)	(14)	(19)	(10)	(79)	—	—	(79)
Contribution	—	—	—	—	—	—	3,800	3,800
Net (loss) income	(732)	(291)	(186)	(22)	(1,231)	—	244	(987)
Other comprehensive loss	—	—	—	—	—	(120)	(12)	(132)
Partners’ capital - March 31, 2023	$211,977	$118,288	$129,167	$68,430	$527,862	$(2,290)	$16,798	$542,370
Transfers	(17)	17	—	—	—	—		—
Purchase of non-controlling interest	(438)	(244)	(267)	(141)	(1,090)	—	(395)	(1,485)
Net loss	(4,281)	(2,414)	(2,412)	(1,247)	(10,354)	—	(6,022)	(16,376)
Other comprehensive income	—	—	—	—	—	6	1	7
Partners’ capital - June 30, 2023	$207,241	$115,647	$126,488	$67,042	$516,418	$(2,284)	$10,382	$524,516

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations:	$(17,953)	$(14,583)
Net income from discontinued operations, excluding gain	590	1,645
Gain on sale of discontinued operations	—	7,619
Net loss	(17,363)	(5,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(3,948)	(1,024)
Gain on sale of securities	(29)	—
Gain on disposal of business	—	(6,723)
Unrealized loss on investment securities	168	—
(Gain) loss on sale of property, equipment, and leased assets	(101)	55
Gain on reduction of contingent liability	(6,291)	—
Impairment of goodwill and intangibles	15,004	—
Bad debt (recoveries) expense, net	(602)	938
Depreciation and amortization	9,976	8,305
Amortization of deferred financing costs	—	286
Amortization of right of use assets - operating	1,755	2,284
Loss on extinguishment of debt	—	4,502
Changes in deferred tax liabilities	72	(10)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	1,862	(132)
Due from related parties	—	(41)
Inventories	(123)	(247)
Prepaid expenses	360	(715)
Contract assets	4,505	(4,568)
Other assets	(135)	(7,379)
Accounts payable	(1,885)	(657)
Accrued expenses	(4,411)	(1,411)
Due to related parties	2,810	463
Customer deposits	(9,501)	5,917
Payments on lease liabilities - operating	(1,615)	(2,328)
Other current liabilities	—	(140)
Other liabilities	(93)	6
Operating cash flows from discontinued operations, net	(590)	(1,645)
Net cash used in operating activities	(10,175)	(9,583)
Cash flows from investing activities:
Proceeds from sale of business (net of cash withheld)	—	14,283
Purchase of business (net of cash acquired)	(11,673)	—
Purchase of short term investments	(293,486)	—
Proceeds from debt investments	87	2,135
Distribution received from investee	10,040	38,525
Collections of notes receivable - related party	—	245
Purchase of property and equipment	(1,281)	(687)
Proceeds from sale of property and equipment	193	—
Payments for intangibles and long lived assets	(278)	(314)
Net cash (used in) provided by investing activities	(296,398)	54,187
Cash flows from financing activities:
Repayments of notes payable - related party	—	(6,500)
Repayments on loans payable	(675)	(57,477)
Repayments on finance lease obligations	(118)	(105)
Repayments on lines of credit	(69)	(618)
Distributions	(79)	(2,082)
Purchase of non-controlling interest	(1,485)	(426)
Net cash used in financing activities	(2,426)	(67,208)
Effect of exchange rate changes on cash	(13)	(19)
Net decrease in cash and cash equivalents	(309,012)	(22,623)
Cash and cash equivalents and restricted cash of continuing operations - beginning of period	352,654	375,801
Cash and cash equivalents and restricted cash of continuing operations - end of period	$43,642	$353,178

Supplemental schedule of non-cash investing and financing activities:
Operating lease assets assumed	$(606)	$(624)
Operating lease liabilities assumed	606	624
Contingent liability assumed	11,140	—
Non-controlling interest contribution	3,800	—

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

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services” or “TES”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term healthcare facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica, Philippines, and India. As of June 30, 2023, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health Solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC) and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC); and 91.5% of HealthPrime International, LLC (“HealthPrime” or “HPI”), which includes 100% of Micro Development Services Inc. (“MDS”), all of which are accounted for under the consolidation method. Our Technology-Enabled Services segment also has a non-controlling investment of 31% in Hotel Internet Services, LLC (“HIS”) as of June 30, 2023 which is accounted for under the equity method. HIS provides the equipment and associated internet services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market and other services in the energy sector. As of June 30, 2023, the Partnership owned 60% of Erus Holdings, LLC (“Erus”), which is accounted for under the consolidation method. In January 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other segment primarily consists of other operating entities that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC, and continues to own its 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an equity method investment. In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Further information regarding our reportable business segments is contained in “Note 13. Business Segments”. Further information regarding equity method investments is contained in “Note 6. Equity Method Investments”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Annual report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10-K”), and there have been no changes to the Partnership’s significant accounting policies during the six months ended June 30, 2023.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Form 10-K filed with the SEC on March 31, 2023.

Principles of Consolidation and Equity Method

These Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation.

Our strategy in the segments in which we choose to participate is to invest in and operate income producing, middle market private companies primarily in North America. We focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving operational performance, and in turn, increasing the value. We strive to create long-term value and generate cash flow from operations for our Limited Partners, as defined in the LPA, by building industry-leading companies. To accomplish our objectives, we acquire controlling interests in operating companies and provide managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquire equity that affords us the ability to exercise significant influence over the business without a controlling stake. For this reason, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our Condensed Consolidated Statements of Operations.

Cash, Cash Equivalents and Short Term Investments

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

As of June 30, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of June 30, 2023, substantially all of the Partnership’s $36.5 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of June 30, 2023, $293.5 million was invested in Treasury Bills, with original maturities on the date of purchase in excess of three months and was presented as short-term investments on the Condensed Consolidated Balance Sheets. The Treasury Bills are recorded at fair value which includes accrued interest and any unrealized appreciation.

As of June 30, 2023 and December 31, 2022, the Partnership had cash deposited in certain financial institutions in excess of FDIC insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Partnership’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Partnership’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Partnership held $7.2 million and $18.2 million, respectively, of total restricted cash which initially represented $11.0 for the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and $7.2 million for the purchase of AdvantEdge Healthcare Solutions, Inc. (“AHS”). The Partnership received the $11.0 in escrow from Alliance during the 3 months ended June 30, 2023. The AHS escrow agreement reimburses the seller for contingent liabilities and reimburses for any breaches in prior periods and expired in November 2022, reimbursement amounts are currently expected to be received during September 2023.

Fair Value Measurements

The Partnership utilizes valuation techniques that maximize the use of observable inputs. The Partnership determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and our portfolio companies, as described in “Note 11. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

The Technology-Enabled Services industry is subject to rapid innovation, which forces companies to move swiftly to react to changes in the industry. Maintenance of state-of-the-art technology and network equipment is costly and requires expertise. It can be difficult to accurately price our Technology-Enabled Services portfolio companies’ long-term service contracts, which could negatively affect our business. Renewal of customer service contracts and establishment of new customer relationships are essential for growth of our Technology-Enabled Services portfolio companies. Our revenue could decline if we are unable to renew contracts and establish new relationships. Our Technology-Enabled Services portfolio companies derive a significant portion of their revenues from a limited number of customers. Our Technology-Enabled Services portfolio companies rely on their top vendor partners. We outsource a significant portion of our Technology-Enabled Services to offshore service providers which can subject us to a number of risks that may affect our ability to meet our customers’ expectations, contractual obligations and regulatory requirements. If the emerging technologies and platforms upon which we build our products do not gain or continue to maintain broad market acceptance, or if we fail to develop and introduce in a timely manner new products and services compatible with such emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer. We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments. We may experience interruption at our data centers or client support facilities. In our healthcare information technology businesses, we and our clients are subject to a number of existing laws, regulations and industry initiatives, including The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other data privacy regulations, and we are susceptible to a continually changing and complex regulatory environment.

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

Our energy segment had one major vendor that accounted for substantially all material purchases in cost of sales for the three and six months ended June 30, 2023 and 2022, respectively. Accounts payable to this vendor were $1.2 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction.

The Report and Recommendation is not a legally binding Order until it is adopted by the EDNY Court. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling. The parties in the SEC Action are permitted to submit objections to the Report and Recommendation, for the EDNY Court to consider. Objections to the Report and Recommendation are due to be filed by September 8, 2023, and responses to those objections are due by September 22, 2023. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the EDNY Court’s decision to the United States Court of Appeals for the Second Circuit.

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

3. Revenue Recognition

The following is a disaggregation of revenue by major product or service lines, separated by reportable segments from which the Partnership generates its revenue. For more detailed information about reportable segments, see “Note 13. Business Segments”.

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended June 30, 2023
Product revenue	$90	$8,055	$8,145
Service revenue	36,606	—	36,606

Revenue Stream
Software licenses	$90	$—	$90
Software maintenance and support	4,093	—	4,093
Professional services	6,097	—	6,097
Medical billing and services	26,416	—	26,416
Solar panel sales	—	8,055	8,055

Timing of Revenue Recognition
Products and services transferred at a point in time	$90	$8,055	$8,145
Products and services transferred over time	36,606	—	36,606

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Six Months Ended June 30, 2023
Product revenue	$610	$20,616	$21,226
Service revenue	72,246	—	72,246

Revenue Stream
Software licenses	$610	$—	$610
Software maintenance and support	8,280	—	8,280
Professional services	11,807	—	11,807
Medical billing and services	52,159	—	52,159
Solar panel sales	—	20,616	20,616

Timing of Revenue Recognition
Products and services transferred at a point in time	$610	$20,616	$21,226
Products and services transferred over time	72,246	—	72,246

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended June 30, 2022
Product revenue	$574	$15,267	$15,841
Service revenue	30,879	—	30,879

Revenue Stream
Software licenses	$574	$—	$574
Software maintenance and support	3,865	—	3,865
Professional services	6,541	—	6,541
Medical billing and services	20,473	—	20,473
Solar panel sales	—	15,267	15,267

Timing of Revenue Recognition
Products and services transferred at a point in time	$574	$15,267	$15,841
Products and services transferred over time	30,879	—	30,879

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Six Months Ended June 30, 2022
Product revenue	$1,264	$29,117	$30,381
Service revenue	62,406	—	62,406

Revenue Stream
Software licenses	$1,264	$—	$1,264
Software maintenance and support	9,305	—	9,305
Professional services	12,930	—	12,930
Medical billing and services	40,171	—	40,171
Solar panel sales	—	29,117	29,117

Timing of Revenue Recognition
Products and services transferred at a point in time	$1,264	$29,117	$30,381
Products and services transferred over time	62,406	—	62,406

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt investment interest income, gain on the sale of investment securities, unrealized loss on investment securities, and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606 Revenue from Contracts with Customers.

4. Acquisitions, Disposals and Discontinued Operations

2023 ACQUISITION

On January 6, 2023, with an effective date of January 1, 2023, HPI, entered into an agreement to acquire substantially all of the assets of ALN Medical Management, LLC, (“ALN”), a provider of revenue cycle management and business related management services for total purchase consideration of $26.7 million. The purchase consideration was comprised of cash consideration of $11.7 million (net of cash acquired of $0.1 million); the fair value of an earnout of $11.1 million, which is a Level 3 financial asset; and, the fair value of rollover units of $3.8 million, which are defined as 1,339 of Class A-1 Units of HPI Holdings, LLC, the parent of HPI (“HPI Holdings”), which are recorded in non-controlling interest in partners’ capital. Included in net assets is the assumption of promissory notes of $5.2 million. The terms of the assumed promissory notes are discussed in “Note 10. Borrowings”. The earnout was valued using a discounted cash flow analysis, significant assumptions include the risk-free rate of 4.3% and the credit spread rate of 8.4%, and is included in accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2023 see “Note 7, Fair Value”.

The components of the assets acquired and liabilities assumed, which are recorded at estimated fair values, are as follows:

(Dollars in thousands)
Current assets	$5,392
Operating lease assets	1,131
Other current assets	683
Property and equipment	1,255
Intangible assets	6,800
Goodwill	19,337
Debt	(5,208)
Operating lease liabilities	(1,120)
Current liabilities	(1,557)
Total net assets	$26,713

The Partnership has finalized the purchase price and there have been no material adjustments from the preliminary allocation.

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

In connection with the ALN acquisition, the Partnership identified the following intangible assets:

(Dollars in thousands)		Useful Lives
Customer relationships	$5,200	5 years
Trade name	1,600	5 years
	$6,800

The accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023, includes $5.8 million and $11.2 million of revenue and net loss of $1.6 million and $2.2 million, respectively, related to ALN for the period from January 1, 2023 (date of acquisition), through June 30, 2023. The Partnership’s unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2022, are summarized in the table below, assuming the acquisition of ALN occurred on January 1, 2022. These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2022, or are they indicative of future results of operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Partnership’s unaudited pro forma consolidated results of operations (as if the acquisition of ALN had occurred on January 1, 2022) is as follows:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2022
Pro forma revenue	$53,516	$106,432
Pro forma net loss from continuing operations	(15,028)	(14,495)

2023 DISPOSITIONS

In June 2023 the Partnership committed to selling 100% of the equity in Experience Care, LLC (“Experience Care”), for $14.0 million in an all cash transaction. The sale of Experience Care is expected to close in 2023. Accordingly, the assets and liabilities of Experience Care have been classified as held for sale as of June 30, 2023.

The following tables reconcile the assets and liabilities of the Experience Care to the amount recorded as assets and liabilities held for sale, continuing operations in the accompanying Condensed Consolidated Balance Sheets at June 30, 2023:

(Dollars in thousands)
Assets
Accounts receivable, net	$574
Prepaid expenses	174
Intangible assets	3,475
Current assets held for sale, continuing operations	$4,223

Liabilities
Accounts payable	$261
Accrued expenses	866
Customer deposits	709
Current liabilities held for sale, continuing operations	$1,836

2022 DISPOSITIONS

In January 2022, Greenwave Energy, LLC (“Greenwave”), a subsidiary of the Partnership entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds. The $4.4 million in net cash proceeds were received in January 2022. The Partnership recorded a gain of $4.4 million on disposal of the business in January 2022 in the Condensed Consolidated Statements of Operation.

In March 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022 in the Condensed Consolidated Statements of Operation.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% equity investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $14.1 million and $21.6 million as of June 30, 2023 and December 31, 2022, respectively, is included in assets held for sale, discontinued operations on the Condensed Consolidated Balance Sheets. In March 2023 and 2022, GPB Prime reached additional agreements with M&T Bank to allow for distributions to the Partnership of $8.0 million in March 2023, $28.5 million in March 2022 and $10.0 million in April 2022, respectively. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

Summarized operating results for the Automotive Retail segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating income (loss)	$430	$(3,101)	$590	$1,645
Income (loss) from discontinued operations	430	(3,101)	590	1,645
Net income (loss) from discontinued operations	$430	$(3,101)	$590	$1,645

Summarized cash flow for the Automotive Retail segment for the six months ended June, 2023 and 2022 were as follows:

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Cash provided by
Investing activities	$8,040	$38,525
Net increase in cash and cash equivalents	$8,040	$38,525

The cash flow amounts in the table above exclude the effects of transactions among and between Automotive Retail and the Partnership.

5. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Receivables
Energy	$1,889	$1,866
Technology-enabled services	29,972	27,155
Total	31,861	29,021
Allowance for doubtful accounts
Energy	(223)	(223)
Technology-enabled services	(1,420)	(1,889)
Total	(1,643)	(2,112)
Receivables, net	$30,218	$26,909

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Equity Method Investments

The carrying amounts of equity method investments were as follows:

		June 30, 2023		December 31, 2022
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	$10,664	50.0%	$9,397
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	6,752	31.0%	5,996
Other			—		74
			$17,416		$15,467

Income from equity method investments for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Investment
Quantum Energy Holdings, LLC	$292	$80	$3,266	$(48)
Hotel Internet Services, LLC	192	466	756	1,072
Other	—	—	(74)	—
Total	$484	$546	$3,948	$1,024

In March 2023, Quantum sold one of its operating companies and the Partnership recorded its share of the gain of $3.0 million which is included in income from equity method investments in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023. In June 2023 Quantum made a $2.0 million distribution to the Partnership.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Fair Value Measurements

The following tables present the cost basis and fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair value Measurement Using
				Total
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2023
Assets:
Investment securities:
United States Treasury Bills	$293,486	$—	$—	$293,486
Corporate debt securities	—	—	503	$503
	$293,486	$—	$503	$293,989

Liabilities:
Contingent liability (1)	$—	$—	$9,221	$9,221
Total liabilities	$—	$—	$9,221	$9,221

December 31, 2022
Assets:
United States Treasury Bills (2)	304,300	—	—	$304,300
Investment securities:
Corporate debt securities	—	—	729	729
Total assets	$304,300	$—	$729	$305,029

Liabilities:
Contingent liability (1)	$—	$—	$7,216	$7,216
Total liabilities	$—	$—	$7,216	$7,216

(1) Included in accrued liabilities

(2) Included in cash

The Partnership’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the six months ended June 30, 2023 or the year ended December 31, 2022.

The Partnership classifies is United Sates Treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without valuation adjustment.

The reconciliation of the Partnership’s contingent liability, which is recorded in accrued liabilities in the condensed consolidated balance sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Contingent
Liability
Balance, December 31, 2022	$7,216
Add: ALN acquisition	11,140
Less:
Payments	(2,844)
Gain on reduction of liability	(6,291)
Balance, June 30, 2023	$9,221

Contingent liabilities are included on in accrued liabilities on the Condensed Consolidated Balance Sheets.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Partnership estimated the contingent liability using a discounted cash flow analysis, significant assumptions include a risk-free interest rate of 4.3% and a credit spread rate of 8.4%. The risk-free interest rate is based on U.S. Treasury zero-coupon yield curve on the valuation date commensurate with the payment term. The credit spread rate is based on similar debt instruments. There were no changes to the assumptions from January 6, 2023 (acquisition date, see Footnote 4) to June 30, 2023.

8. Property and Equipment

Components of property and equipment were as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Property and equipment
Buildings	$4,637	$4,476
Leasehold improvements	747	747
Computer and office equipment	5,572	4,410
Furniture and fixtures	926	528
Vehicles	1,820	2,272
Computer software	2,195	1,473
Total	15,897	13,906
Accumulated depreciation and amortization	(6,557)	(5,661)
Total property and equipment, net	$9,340	$8,245

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2023 was $0.6 million and $1.3 million, respectively and for the three and six months ended June 30, 2022 was $0.5 million and $1.0 million, respectively.

9. Goodwill and Intangible Assets

At June 30, 2023 and December 31, 2022, goodwill balances consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2022	$64,601	$14,294	$78,895
Goodwill acquired through business combinations	19,337	—	19,337
Impairment of Goodwill	—	(14,294)	(14,294)
Balance, June 30, 2023	$83,938	$—	$83,938

The Partnership performed quantitative impairment testing in 2023 and 2022. For the six months ended June 30, 2023, an impairment loss of $14.3 million was recorded in the Energy Segment. The impairment was due to decreasing revenue and cash flows and sales pipeline partially resulting from higher interest rates and inflation and an increase in the costs needed to complete installations. See further information on goodwill acquired which is included in “Note 4. Acquisitions and Dispositions”.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
June 30, 2023
Customer relationships	$88,958	$—	$(38,947)	$50,011	6.4
Trademark and trade names (1)	7,360	(710)	(3,602)	3,048	4.3
Software development and platform cost	34,837	—	(25,657)	9,180	3.5
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$132,496	$(710)	$(69,547)	$62,239
December 31, 2022
Customer relationships	$90,658	$—	$(37,993)	$52,665	5.6
Trademark and trade names (1)	5,760	—	(3,108)	2,652	1.7
Software development and platform cost	38,610	—	(25,954)	12,656	4.1
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$136,369	$—	$(68,396)	$67,973
1.	Includes indefinite lived intangible assets not subject to amortization totaling $0.9 million and $1.6 million as of June 30, 2023 and December 31, 2022.

The Partnership capitalized software development costs of $0.3 million and $0.3 million during each of the six months ended June 30, 2023 and 2022, respectively.

Amortization expense related to intangible assets was $8.6 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively, and $3.9 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively.

The amortization expense for software development and platform costs included in cost of revenues was $1.3 million and $0.6 million, respectively, for the six months ended June 30, 2023 and 2022, and $0.8 million and $0.3 million, respectively, for the three months ended June 30, 2023 and 2022.

The Partnership reviews each reporting unit and definite-lived intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If the goodwill or the definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Partnership recorded an impairment loss based on a quantitative assessment that indicated that the carrying value was greater than fair value of $0.7 million related to trade names in the Energy Segment during the six months ended June 30, 2023.

The Partnership reclassified $3.5 million of intangible assets at June 30, 2023, to assets held for sale on the Condensed Consolidated Balance Sheets after committing to sell 100% of the equity in Experience Care.

Estimated amortization expense as of June 30, 2023 for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2024	$13,414
2025	12,019
2026	10,542
2027	7,560
2028	4,727
Thereafter	13,077
Total	$61,339

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$4,583	$—
Installment Note	75	125
Lines of credit	1,556	1,624
Total long-term debt	6,214	1,749
Less: current maturities	(4,258)	(1,724)
Long term debt, less current maturities	$1,956	$25

The aggregate contractual maturities of debt as of June 30, 2023 were as follows:

Contractual
(Dollars in thousands)	Amount
2024	$4,258
2025	1,956
Total	$6,214

Promissory Notes

The Partnership held the following Promissory notes:

●	As part of HPI’s acquisition of ALN, the Partnership assumed promissory notes of $5.2 million to be repaid in eight quarterly installments of approximately $0.6 million beginning April 15, 2023, including interest of 8.0%. Repayments on the promissory note were $0.6 million for the three and six months ended June 30, 2023.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s prime rate plus 4.0%. Repayments were $25 thousand and $50 thousand in the three and six months ended June 30, 2023 and 2022. The note matures in March 2024. The outstanding amount due on the note as of June 30, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively. The note payable is secured by substantially all the assets of the Partnership.

Lines of Credit

The Partnership had the following credit lines as of June 30, 2023 and December 31, 2022:

●	The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the prime rate plus 0.25% per annum (8.5% as of June 30, 2023 and 7.75% as of December 31, 2022) through maturity in July 2026. The outstanding balance on the line of credit as of June 30, 2023 and December 31, 2022, was $1.6 million and $1.6 million, respectively. There were no additional borrowings under the line of credit in the six months ended June 30, 2023 and 2022, respectively. Repayments on the line of credit were $69 thousand and $0.6 million in the six months ended June 30, 2023 and 2022, respectively.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Commitments and Contingencies

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2023, the Partnership accrued $3.5 million and $7.1 million, respectively, and $2.1 million and $2.4 million for the three and six months ended June 30, 2022, respectively of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the Monitor over GPB until further order of the EDNY Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent (as defined below), lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q (“Form 10-Q”), nor has management sought or obtained approval from the Monitor.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB’s Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

The Report and Recommendation is not a legally binding Order until it is adopted by the EDNY Court. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling. The parties in the SEC Action are permitted to submit objections to the Report and Recommendation, for the EDNY Court to consider. Objections to the Report and Recommendation are due to be filed by September 8, 2023, and responses to those objections are due by September 22, 2023. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the EDNY Court’s decision to the United States Court of Appeals for the Second Circuit.

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

Also on February 4, 2021, the United States Attorney’s Office (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the Judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is scheduled for October 4, 2023.

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

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom Capital Management, Inc., DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. The parties are engaged in discovery related to class certification.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleged civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act.

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

Subaru of New England, Inc. v. AMR Auto Holdings–SM LLC d/b/a Prime Subaru Manchester (Hillsborough Superior Court Northern District, New Hampshire, 216-2022-CV-00786)

On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown complied with New Hampshire law. On July 6, 2023, the New Hampshire Superior Court ruled in favor of Prime Subaru Manchester, affirming the NHMVIB’s Final Order. On August 7, 2023, SNE filed a notice of appeal of the Superior Court’s ruling to the New Hampshire Supreme Court.

Pending the resolution of the appeal filed by SNE, GPB Prime will continue to operate the Prime Subaru Manchester dealership until the earlier of an ownership transfer or November 2023, twenty-four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

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

(Unaudited)

12. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee (the Managerial Assistance Fee”) for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 were $3.1 million and $2.3 million, respectively. Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 were $6.1 million and $5.4 million, respectively. The Partnership has non-interest-bearing payables of $2.1 million and nil to GPB for these expenses as of June 30, 2023 and December 31, 2022, respectively, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

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

Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, were $4.5 million and $3.6 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, were $8.5 million and $4.8 million, respectively. As of June 30, 2023 and December 31, 2022, respectively, the Partnership has non-interest-bearing payables of $0.8 million and nil, to GPB for these expenses, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets,

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership entered into a loan agreement with Quantum, an equity method investee. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. Subsequent repayments and additional lending resulted in a loan balance of $0.1 million at December 31, 2021, which was included in note receivable – related party in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2022, no payments were received. During the six months ended June 30, 2022, payments of $0.1 million were received. The note was repaid in full at December 31, 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2019, the Partnership loaned Quantum $0.8 million under an additional loan agreement to be used for purposes of closing their Florida office. The loan had a 36-month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. Subsequent repayments resulted in a loan balance of $0.3 million at December 31, 2021. During the three months ended June 30, 2022, payments of $0.1 million were received. During the six months ended June 30, 2022, payments of $0.2 million were received. The note was repaid in full at December 31, 2022.

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

On February 24, 2022, the Partnership paid off the RIST loan principal in full and outstanding interest on behalf of the borrowers. For the three months ended June 30, 2023 and 2022, interest expense related to these notes were nil and nil, respectively, included in interest expense to related parties in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2023 and 2022, interest expense related to these notes were nil and $0.1 million, respectively, included in interest expense to related parties in the Condensed Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the three months ended June 30, 2023 and 2022, Erus paid $20 thousand and $0.1 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. For the six months ended June 30, 2023 and 2022, Erus paid $0.1 million and $0.1 million, respectively, for consulting fees to a non-controlling interest member of Erus. The consulting fees are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Quantum, an equity method investee of the Partnership, incurred expenses of $22 thousand and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Quantum incurred expenses of $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were nil and $0.2 million, as of June 30, 2023 and December 31, 2022, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2023 and 2022, respectively, Erus paid $0.1 million and $33 thousand to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. For the six months ended June 30, 2023 and 2022, respectively, Erus paid $0.3 million and $0.1 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises. These fees are included in cost of services in the Condensed Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended June 30, 2023 and 2022, the amounts sold were $0.2 million and $0.3 million, respectively, which are included in product revenue in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2023 and 2022, the amounts sold were $0.5 million and $0.5 million, respectively, which are included in product revenue in the Condensed Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.6 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. Revenues related to this relationship were $3.1 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. These revenues were included in service revenue in Condensed Consolidated Statements of Operations. Accounts receivable were $0.7 million

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and $0.5 million, as of June 30, 2023 and December 31, 2022, respectively, and are included in accounts receivable, net on the Condensed Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays GPB’s OSP fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $0.8 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

On July 18, 2022, HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. The Partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the three months ended June 30, 2023, one payment was made. During the six months ended June 30, 2023, two payments were made. As of June 30, 2023, the outstanding payable balance was $0.4 million, which is included in accounts payable in the Condensed Consolidated Balance Sheets. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in amounts due to related parties in the Condensed Consolidated Balance Sheets. On May 31, 2023, the employment of the non-controlling shareholder was terminated. At that time, an agreement was executed to repurchase all of his membership interest in HPI for $1.5 million, pay an integration bonus amount of $16 thousand, a revenue bonus of $0.1 million and a severance of $50 thousand. The contribution agreement amount and revenue bonus will be paid if the MDS business line exceeds $12.5 million for calendar year 2023. The severance amount will be paid over a six month period effective June 2023.

Quantum leases space from an officer of the company. Quantum paid rent for the three months ended June 30, 2023 and 2022 of nil and $38 thousand, respectively. Quantum paid rent for the six months ended June 30, 2023 and 2022 of $13 thousand and $77 thousand, respectively. The arrangement ended on January 31, 2023.

During the three months ended June 30, 2023, Quantum made profit distributions totaling $2.0 million to the Partnership.

13. Business Segments

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

As of June 30, 2023, the Partnership has the following reportable segments:

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Reportable segments’ financial data were as follows:

	Technology
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
Three Months Ended June 30, 2023
Revenue	$36,696	$8,055	$(89)	$44,662
Income from equity method investments	(192)	(292)	—	(484)
Depreciation and amortization	3,705	106	—	3,811
Gain on contingent liability	(6,291)	—	—	(6,291)
Asset impairment	—	15,004	—	15,004
Operating income (loss)	6,722	(16,140)	(9,496)	(18,914)
Income from discontinued operations	—	—	430	430
Expenditures for long-lived assets	(996)	96	—	(900)
Total assets	233,696	29,808	321,232	584,736

Six Months Ended June 30, 2023
Revenue	$72,856	$20,616	$18	$93,490
Income from equity method investments	(682)	(3,266)	—	(3,948)
Depreciation and amortization	8,407	233	—	8,640
Gain on contingent liability	(6,291)	—	—	(6,291)
Asset impairment	—	15,004	—	15,004
Operating income (loss)	8,803	(12,512)	(18,132)	(21,841)
Income from discontinued operations	—	—	590	590
Expenditures for long-lived assets	(1,494)	(65)	—	(1,559)
Purchase of business	(12,857)	—	—	(12,857)
Total assets	233,696	29,808	321,232	584,736

Three Months Ended June 30, 2022
Revenue	$31,453	$15,267	$76	$46,796
Income from equity method investments	(467)	(79)	—	(546)
Depreciation and amortization	3,523	176	—	3,699
Operating income (loss)	288	(1,763)	(7,476)	(8,951)
Income from discontinued operations	—	—	10,720	10,720
Expenditures for long-lived assets	(76)	(55)	—	(131)

Six Months Ended June 30, 2022
Revenue	$63,670	$29,117	$238	$93,025
Income from equity method investments	(1,073)	49	—	(1,024)
Gain on disposal of business	—	(4,424)	(2,299)	(6,723)
Depreciation and amortization	7,413	265	—	7,678
Operating income (loss)	1,984	2,829	(11,626)	(6,813)
Income from discontinued operations	—	—	9,264	9,264
Expenditures for long-lived assets	(893)	(108)	—	(1,001)

Operating segments do not sell products to each other; however, several of the portfolio companies in the Technology-Enabled Services segment paid management fees to the Corporate and Other operating segment for services performed by Corporate. These fees have been eliminated from the respective segment information above.

Item 2. Financial Information

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Interest Rates

We are exposed to certain market risks, including the effects of changes in interest rates and changes in consumer attitude and spending patterns, which are inherent to our businesses and arise from transactions entered into in the normal course of operations. For example, many of Erus’ customers finance their purchases, and rising interest rates have and may further discourage such purchases in the future. In addition, in a high inflation environment, customers have and may further elect to forgo purchasing the products and services we offer in favor of other necessary expenditures. Further, we have a significant cash balance that is currently earning higher interest. However, if interest rates decrease in the future, we will earn a lower return on our cash balances.

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

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our CODM who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica, Philippines, and India. As of June 30, 2023, Holdings II owned 96% of Halo, which is comprised of Cantata (formerly Meta Healthcare IT Solutions, LLC) and Experience Care (formerly Cantata Health, LLC); and 91.5% of HealthPrime, which includes 100% of MDS, all of which are accounted for under the consolidation method. Our Technology-Enabled Services segment also has a non-controlling investment of 31% in HIS as of June 30, 2023, which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment acquires and operates companies that provide services in the solar panel market and other services in the energy sector. As of June 30, 2023, the Partnership owned 60% of Erus, which is accounted for under the consolidation method. In January 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC. The Partnership has a 50% non-controlling equity method investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry.

●	Corporate and Other segment primarily consists of other operating segments that are not reportable under the quantitative thresholds under U.S. GAAP, or are the selling, general and administrative expenses of the Partnership. During the year ended December 31, 2021, the Partnership sold substantially all of its automotive assets including Orangeburg Subaru, LLC, and continues to own its 33.5% interest in GPB Prime, an equity method investment. In March 2022, the Partnership sold its real estate investment in Middleneck.

Our operations are primarily located in the United States of America.

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Product revenue	$8,145	$15,841	$(7,696)	(48.6)%	$21,226	$30,381	$(9,155)	(30.1)%
Service revenue	36,606	30,879	5,727	18.5%	72,246	62,406	9,840	15.8%
Debt investment interest income	79	76	3	3.9%	157	171	(14)	(8.2)%
Gain on sale of investment securities	—	—	—	—%	29	—	29	100.0%
Unrealized loss on investment securities	(168)	—	(168)	(100.0)%	(168)	—	(168)	(100.0)%
Other revenue	—	—	—	—%	—	67	(67)	(100.0)%
Total revenues	44,662	46,796	(2,134)	(4.6)%	93,490	93,025	465	0.5%
Cost of revenues:
Cost of goods sold	5,402	7,611	(2,209)	(29.0)%	12,165	15,401	(3,236)	(21.0)%
Cost of services	19,908	18,359	1,549	8.4%	39,721	36,806	2,915	7.9%
Total cost of revenues	25,310	25,970	(660)	(2.5)%	51,886	52,207	(321)	(0.6)%
Gross profit	19,352	20,826	(1,474)	(7.1)%	41,604	40,818	786	1.9%
Operating expenses (income):
Selling, general and administrative expenses	22,163	23,194	(1,031)	(4.4)%	41,914	40,059	1,855	4.6%
Managerial assistance fee, related party	3,088	2,281	807	35.4%	6,116	5,376	740	13.8%
Rent expense	975	1,149	(174)	(15.1)%	2,010	2,265	(255)	(11.3)%
Income from equity method investments	(484)	(546)	62	(11.4)%	(3,948)	(1,024)	(2,924)	285.5%
Gain on disposal of businesses	—	—	—	—%	—	(6,723)	6,723	(100.0)%
Gain on contingent liability	(6,291)	—	(6,291)	100.0%	(6,291)	—	(6,291)	100.0%
Impairment of goodwill and intangibles	15,004	—	15,004	100.0%	15,004	—	15,004	100.0%
Depreciation and amortization	3,811	3,699	112	3.0%	8,640	7,678	962	12.5%
Total net operating expenses	38,266	29,777	8,489	28.5%	63,445	47,631	15,814	33.2%
Operating loss	(18,914)	(8,951)	(9,963)	111.3%	(21,841)	(6,813)	(15,028)	220.6%
Other income (expense):
Interest expense	(119)	(1,370)	1,251	(91.3)%	(259)	(2,751)	2,492	(90.6)%
Interest expenses, related parties	—	(43)	43	(100.0)%	—	(399)	399	(100.0)%
Interest income	2,725	150	2,575	1716.7%	6,060	385	5,675	1474.0%
Loss on extinguishment of debt	—	(4,502)	4,502	(100.0)%	—	(4,502)	4,502	(100.0)%
Other income (expense)	(242)	45	(287)	(637.8)%	(1,446)	(148)	(1,298)	877.0%
Total other income (expense)	2,364	(5,720)	8,084	(141.3)%	4,355	(7,415)	11,770	(158.7)%
Loss from continuing operations, before tax	(16,550)	(14,671)	(1,879)	12.8%	(17,486)	(14,228)	(3,258)	22.9%
Income tax expense	(256)	(212)	(44)	20.8%	(467)	(355)	(112)	31.5%
Net loss from continuing operations	(16,806)	(14,883)	(1,923)	12.9%	(17,953)	(14,583)	(3,370)	23.1%
Net income from discontinued operations	430	3,101	(2,671)	(86.1)%	590	1,645	(1,055)	(64.1)%
Gain on sale of discontinued operations	—	7,619	(7,619)	(100.0)%	—	7,619	(7,619)	(100.0)%
Net income from discontinued operations	430	10,720	(10,290)	(96.0)%	590	9,264	(8,674)	(93.6)%
Net loss of continuing and discontinued operations	(16,376)	(4,163)	(12,213)	293.4%	(17,363)	(5,319)	(12,044)	226.4%
Net (loss) income attributable to non-controlling interests	(6,022)	414	(6,436)	(1554.6)%	(5,778)	2,375	(8,153)	(343.3)%
Net loss attributable to the Partnership	$(10,354)	$(4,577)	$(5,777)	126.2%	$(11,585)	$(7,694)	$(3,891)	50.6%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Software licenses	$90	$574	$(484)	(84.3)%	$610	$1,264	$(654)	(51.7)%
Software maintenance and support	4,093	3,865	228	5.9%	8,280	9,305	(1,025)	(11.0)%
Professional services	6,097	6,541	(444)	(6.8)%	11,807	12,930	(1,123)	(8.7)%
Medical billing and services	26,416	20,473	5,943	29.0%	52,159	40,171	11,988	29.8%
Total revenues	36,696	31,453	5,243	16.7%	72,856	63,670	9,186	14.4%
Cost of revenues:
Cost of goods sold	392	67	325	485.1%	727	141	586	415.6%
Cost of service	19,908	18,340	1,568	8.5%	39,721	36,783	2,938	8.0%
Total cost of revenues	20,300	18,407	1,893	10.3%	40,448	36,924	3,524	9.5%
Gross profit	16,396	13,046	3,350	25.7%	32,408	26,746	5,662	21.2%
Operating expenses (income):
Selling, general and administrative expenses	11,732	8,722	3,010	34.5%	20,622	16,453	4,169	25.3%
Rent expense	720	980	(260)	(26.5)%	1,549	1,969	(420)	(21.3)%
Income from equity method investments	(192)	(467)	275	(58.9)%	(682)	(1,073)	391	(36.4)%
Gain on contingent liability	(6,291)	—	(6,291)	(100.0)%	(6,291)	—	(6,291)	(100.0)%
Depreciation and amortization	3,705	3,523	182	5.2%	8,407	7,413	994	13.4%
Total net operating expenses	9,674	12,758	(3,084)	(24.2)%	23,605	24,762	(1,157)	(4.7)%
Operating income	$6,722	$288	$6,434	2,234.0%	$8,803	$1,984	$6,819	343.7%

Comparison of the three months ended June 30, 2023 and 2022

Revenues

For the three months ended June 30, 2023 and 2022, the Technology-Enabled Services segment generated revenues of $36.7 million and $31.5 million, respectively. This represents an increase of approximately $5.2 million, or 16.7%. The increase in revenue was primarily due to additional revenues of $5.2 million of medical billing services and $0.5 million of professional services related to HPI’s acquisition of ALN in January 2023. In addition there was a $0.4 million increase in revenue from professional services and $0.2 million in software maintenance at Halo and a $0.4 million of increased medical billings at HPI from legacy operations. These increases were partially offset by a decrease of $1.1 million in professional services at MDS and a decrease of $0.5 million in software maintenance revenue from existing Halo customers.

Cost of Revenues

For the three months ended June 30, 2023 and 2022, overall cost of revenues was $20.3 million and $18.4 million, respectively. This represents an increase of approximately $1.9 million, or 10.3% primarily due to an increase of $1.9 million in cost of revenue related to HPI’s acquisition of ALN in January 2023, an increase of $0.9 at HPI due to one-time integration costs, an increase of $0.4 million related to increased license expenses at Halo partially offset by a decrease of $0.7 million in payroll costs at Halo related to product payroll costs, and by decrease of $0.6 million at MDS.

Gross Profit

For the three months ended June 30, 2023 and 2022, our gross profit was $16.4 million and $13.0 million, our gross margin percentage was 44.7% and 41.5%, respectively. This represents an increase of $3.4 million, or 25.7%. This increase was primarily due to the decreased payroll costs at Halo and achieving synergies after the integration of ALN and MDS.

Total Net Operating Expenses

For the three months ended June 30, 2023 and 2022, operating expenses were $9.7 million and $12.8 million, respectively. This represents a decrease of $3.1 million, or 24.2%. This decrease is primarily due to a $6.3 million gain on settlement of contingent liabilities, a decrease in rent of $0.5 million partially offset by an increase in restructuring costs of $1.8 million at HPI, increases in expenses due to the acquisition of ALN of $1.2 million, an increase of $0.4 million from legacy HPI customers and an increase of $0.2 million in depreciation expense due to the ALN acquisition.

Operating Income

For the three months ended June 30, 2023 and 2022, operating income was $6.7 million and $0.3 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the six months ended June 30, 2023 and 2022

Revenues

For the six months ended June 30, 2023 and 2022, the Technology-Enabled Services segment generated revenues of $72.9 million and $63.7 million, respectively. This represents an increase of approximately $9.2 million, or 14.4%. The increase in revenue was primarily due to additional revenues of $10.3 million of medical billing services and $0.9 million of professional services related to HPI’s acquisition of ALN in January 2023. In addition there were increases of $1.8 million of professional services at Halo and a $1.5 million in medical billings at HPI from legacy operations. These increases were partially offset by a decrease of $3.7million in professional services at MDS and a decreases of $1.0 million in software maintenance revenue and $0.6 million in product revenue from existing Halo customers.

Cost of Revenues

For the six months ended June 30, 2023 and 2022, overall cost of revenues was $40.4 million and $36.9 million, respectively. This represents an increase of approximately $3.5 million, or 9.5% primarily due to $8.5 million in cost of revenue related to HPI’s acquisition of ALN in January 2023, an increase of $0.9 at HPI due to one-time integration costs, an increase of $0.6 million related to increased license expenses at Halo partially offset by a decrease of $1.8 million in payroll costs at Halo related to product payroll costs, and by decreases of $3.1 million at MDS and $1.7 million from legacy customers at HPI as a result of synergies achieved from the AHS acquisition and MDS merger.

Gross Profit

For the six months ended June 30, 2023 and 2022, our gross profit was $32.4 million and $26.7 million, our gross margin percentage was 44.5% and 42.0%, respectively. This represents an increase of $5.7 million, or 21.2%. This increase was primarily due to the decreased payroll costs at Halo and achieving synergies after the integration of ALN and MDS.

Total Net Operating Expenses

For the six months ended June 30, 2023 and 2022, operating expenses were $23.6 million and $24.8 million, respectively. This represents a decrease of $1.2 million, or 4.7%. This decrease is primarily due to a $6.3 million gain on settlement of contingent liabilities, a decrease in rent of $0.7 million partially offset by an increase in restructuring costs of $1.8 million at HPI, increases in expenses of $2.0 million due to the acquisition of ALN, $1.3 million due to the acquisition of MDS and an increase of $0.9 million in depreciation due to the acquisition.

Operating Income

For the six months ended June 30, 2023 and 2022, operating income was $8.8 million and $2.0 million, respectively. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2022 vs 2021
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$8,055	$15,267	$(7,212)	(47.2)%	$20,616	$29,117	$(8,501)	(29.2)%
Total revenues	8,055	15,267	(7,212)	(47.2)%	20,616	29,117	(8,501)	(29.2)%
Cost and expenses:
Cost of goods sold	5,010	7,544	(2,534)	(33.6)%	11,438	15,260	(3,822)	(25.0)%
Total cost of revenues	5,010	7,544	(2,534)	(33.6)%	11,438	15,260	(3,822)	(25.0)%
Gross profit	3,045	7,723	(4,678)	(60.6)%	9,178	13,857	(4,679)	(33.8)%
Operating expense (income):
Selling, general and administrative expenses	4,112	9,220	(5,108)	(55.4)%	9,258	14,842	(5,584)	(37.6)%
Rent Expense	255	169	86	50.9%	461	296	165	55.7%
Income from equity method investments	(292)	(79)	(213)	269.6%	(3,266)	49	(3,315)	(6,765.3)%
Gain on disposal of businesses	—	—	—	—%	—	(4,424)	4,424	(100.0)%
Impairment of goodwill and intangibles	15,004	—	15,004	100.0%	15,004	—	15,004	100.0%
Depreciation and amortization	106	176	(70)	(39.8)%	233	265	(32)	(12.1)%
Total net operating expenses	19,185	9,486	9,699	102.2%	21,690	11,028	10,662	96.7%
Operating (loss) income	$(16,140)	$(1,763)	$(14,377)	815.5%	$(12,512)	$2,829	$(15,341)	(542.3)%

Comparison of the three months ended June 30, 2023 and 2022

Revenues

For the three months ended June 30, 2023 and 2022, the Energy segment generated revenues of $8.1 million and $15.3 million, respectively. This represents a decrease of approximately $7.2 million or 47.2%. The decrease in revenue was primarily due to a decrease in the number of jobs receiving “permission to operate” driven partially by an increase in the time needed to complete jobs and higher borrowing costs for the consumer.

Cost of Revenues

For the three months ended June 30, 2023 and 2022, overall cost of revenues was $5.0 million and $7.5 million, respectively. This represents a decrease of $2.5 million, or 33.6%, primarily due to a decrease in the number of jobs receiving “permission to operate” and comprised of decreases of $2.0 million in cost of materials and $0.5 million in cost of labor.

Gross Profit

For the three months ended June 30, 2023 and 2022, our gross profit was $3.0 million and $7.7 million, respectively and our gross margin percentage was 37.8% and 50.6%, respectively. The percentage decrease was due to the increase in per job material and labor costs.

Total Net Operating Expenses

For the three months ended June 30, 2023 and 2022, operating expenses were $19.2 million and $9.5 million, respectively. This represents an increase of $9.7 million, or 102.2%. This increase was primarily due to impairment of Erus goodwill and intangible assets of $15.0 million in the second quarter of 2023, partially offset by a decreases at Erus of $2.0 million in dealer commissions due to the decrease in the number of jobs receiving “permission to operate”, $1.7 million in sales and marketing payroll costs due to the closure of sales channels, $0.5 million in marketing expenses, $0.3 million in insurance expense, $0.3 million in general and administrative payroll.

Operating Loss

For the three months ended June 30, 2023 and 2022, operating loss was $16.1 million and $1.8 million, respectively. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the six months ended June 30, 2023 and 2022

Revenues

For the six months ended June 30, 2023 and 2022, the Energy segment generated revenues of $20.6 million and $29.1 million, respectively. This represents a decrease of approximately $8.5 million or 29.2%. The decrease in revenue was primarily due to a decrease in the number of jobs receiving “permission to operate” driven partially by an increase in the time needed to complete jobs and higher borrowing costs for the consumer.

Cost of Revenues

For the six months ended June 30, 2023 and 2022, overall cost of revenues was $11.4 million and $15.3 million, respectively. This represents a decrease of $3.8 million, or 25.0%, primarily due to a decrease in the number of jobs receiving “permission to operate” and comprised of decreases of $1.8 million in cost of materials, $0.7 million in cost of labor, $0.7 million in maintenance and repair services and $0.6 in permitting expenses.

Gross Profit

For the six months ended June 30, 2023 and 2022, our gross profit was $9.2 million and $13.9 million, respectively and our gross margin percentage was 44.5% and 47.6%, respectively. The percentage decrease was due to the increase in per job material and labor costs.

Total Net Operating Expenses

For the six months ended June 30, 2023 and 2022, operating expenses were $21.7 million and $11.0 million, respectively. This represents an increase of $10.7 million, or 96.7%. This increase was primarily due to the impairment of Erus goodwill and intangible assets of $15.0 million in the second quarter of 2023, the absence in the first quarter of 2023 of the $4.4 million gain on sale of Greenwave on January 1, 2022, partially offset by a $3.3 million increase in income from the equity method investment in Quantum and decreases at Erus of $4.0 million in sales and dealer commissions, $1.5 million in sales and marketing payroll and $0.2 in marketing expenses.

Operating (Loss) Income

For the six months ended June 30, 2023, operating loss was $12.5 million compared to operating income of $2.8 million for the six months ended June 30, 2022. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Debt investment interest income	$79	$76	$3	3.9%	$157	$171	$(14)	(8.2)%
Gain on sale of investment securities	—	—	—	—%	29	—	29	100.0%
Unrealized loss on investment securities	(168)	—	(168)	(100.0)%	(168)	—	(168)	(100.0)%
Other revenue	—	—	—	—%	—	67	(67)	(100.0)%
Total revenues	(89)	76	(165)	(217.1)%	18	238	(220)	(92.4)%
Cost and expenses:
Cost of service	—	19	(19)	(100.0)%	—	23	(23)	(100.0)%
Total cost and expenses	—	19	(19)	(100.0)%	—	23	(23)	(100.0)%
Gross profit	(89)	57	(146)	(256.1)%	18	215	(197)	(91.6)%
Operating expenses (income)
Selling, general and administrative expenses	6,319	5,252	1,067	20.3%	12,034	8,764	3,270	37.3%
Managerial assistance fee, related party	3,088	2,281	807	35.4%	6,116	5,376	740	13.8%
Gain on disposal of businesses	—	—	—	—%	—	(2,299)	2,299	(100.0)%
Total net operating expenses	9,407	7,533	1,874	24.9%	18,150	11,841	6,309	53.3%
Operating loss	(9,496)	(7,476)	(2,020)	27.0%	(18,132)	(11,626)	(6,506)	56.0%
Other income	2,685	626	2,059	328.9%	6,015	640	5,375	839.8%
Loss from continuing operations	(6,811)	(6,850)	39	(0.6)%	(12,117)	(10,986)	(1,131)	10%
Income from operations of discontinued operations	430	3,101	(2,671)	(86)%	590	1,645	(1,055)	(64)%
Gain on sale of discontinued operations	—	7,619	(7,619)	(100)%	—	7,619	(7,619)	(100)%
Net income from discontinued operations	430	10,720	(10,290)	(96.0)%	590	9,264	(8,674)	(93.6)%
Net (loss) income of continuing and discontinued operations	(6,381)	3,870	(10,251)	(264.9)%	(11,527)	(1,722)	(9,805)	569.4%
Net loss attributable to non-controlling interests	—	1,855	(1,855)	(100.0)%	—	1,854	(1,854)	(100.0)%
Net (loss) income attributable to the Partnership	$(6,381)	$2,015	$(8,396)	(417)%	$(11,527)	$(3,576)	$(7,951)	222%

Comparison of the three months ended June 30, 2023 and 2022

Revenues

For the three months ended June 30, 2023 and 2022, revenue was $0.1 million and $0.1 million, respectively.

Total Net Operating Expenses

For the three months ended June 30, 2023 and 2022, operating expenses were $9.4 million and $7.5 million, respectively. This represents an increase of $1.9 million, or 24.9%, primarily due to a $1.1 million increase in legal fees and a $0.8 million increase in management assistance fees.

Operating Loss

For the three months ended June 30, 2023 and 2022, operating loss was $9.5 million and $7.5 million, respectively. This represents an increase of approximately $2.0 million or 27.0%. This change can be explained as a combination of the above described changes in operating expenses.

Income from Discontinued Operations

For the three months ended June 30, 2023, net income from discontinued operations was $0.4 million and $10.7 million, respectively. This represents a decrease of $10.3 million or 96.0%. Income from discontinued operations is from the disposed automotive retail business. The 2022 gain on sale of discontinued operations represents a $7.6 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

Comparison of the six months ended June 30, 2023 and 2022

Revenues

For the six months ended June 30, 2023 and 2022, revenue was $0.0 million and $0.2 million, respectively.

Total Net Operating Expenses

For the six months ended June 30, 2023 and 2022, operating expenses were $18.2 million and $11.8 million, respectively. This represents an increase of $6.3 million, or 53.3%, primarily due to a $3.3 million increase in legal fees and an increase of $0.7 million in management assistance fees and the absence of a gain of $2.3 million for the six months ended June 30, 2023 from Middleneck which was sold in March, 2022.

Operating Loss

For the six months ended June 30, 2023 and 2022, operating loss was $18.1 million and $11.6 million, respectively. This represents an increase of approximately $6.5 million or 56.0%. This change can be explained as a combination of the above described changes in operating expenses.

Income from Discontinued Operations

For the six months ended June 30, 2023, net income from discontinued operations was $0.6 million and $9.3 million, respectively. This represents a decrease of $8.7 million or 93.6%. Income from discontinued operations is from the disposed automotive retail business. The 2022 gain on sale of discontinued operations represents a $7.6 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the components of working capital as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$36,465	$334,427
Investment securities	293,486	—
Total current assets	403,954	423,632
Total current liabilities	50,003	53,876
Working capital	353,951	369,756
Total assets	$584,736	$602,175

Debt obligations are summarized below as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$4,583	$—
Lines of credit	1,556	1,624
Installment notes	75	125
Total long-term debt	6,214	1,749
Less: current maturities	(4,258)	(1,724)
Total long-term debt, net of current portion	$1,956	$25
Finance lease liabilities	$184	$383
Less: current portion	(165)	(224)
Finance lease liabilities, net of current portion	$19	$159

Operating lease liabilities	$6,233	$6,031
Less: current portion	(2,811)	(2,533)
Operating lease liabilities, net of current portion	$3,422	$3,498

The Partnership’s cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 were as follows:

	June 30,	June 30,
(Dollars in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(10,175)	$(9,583)
Investing activities	(296,398)	54,187
Financing activities	(2,426)	(67,208)
Effect of exchange rate changes on cash	(13)	(19)
Net decrease in cash and cash equivalents	$(309,012)	$(22,623)

Total cash, cash equivalents and investment securities on hand at June 30, 2023 and December 31, 2022 was $330.0 million and $334.4 million, respectively. In addition to this amount, there was total restricted cash of $7.2 million and $18.2 million respectively, as of June 30, 2023 and December 31, 2022. Included in cash on hand was $29.3 million and $22.6 million as of June 30, 2023 and December 31, 2022, respectively, held by certain subsidiaries of the Partnership that was available for distribution to the Partnership and immediate use without restriction. As of June 30, 2023 and December 31, 2022, the Partnership had working capital (current assets less current liabilities) of $354.0 million and $369.8 million, respectively. Working capital as of June 30, 2023 and December 31, 2022 is inclusive of approximately $4.3 million and $1.7 million, respectively, in aggregate principal outstanding, under the Partnership’s related party promissory note, and current maturities of long-term debt.

At times, the Partnership has incurred losses from continuing operations and has used cash to finance its operating activities. The Partnership incurred a net loss from continuing operations of $18.0 million and used cash in operating activities of $10.2 million for the six months ended June 30, 2023. The Partnership recorded net income of $0.6 million from discontinued operations during the six months ended June 30, 2023. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 1. Legal Proceedings” in Part II, the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until 2024 at the earliest and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the lingering effects of the pandemic, some or all of these matters may not be resolved for several years.

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

Six months ended June 30, 2023 compared to June 30, 2022

Net cash used in operating activities was $10.2 million for the six months ended June 30, 2023 compared to $9.6 million for the six months ended June 30, 2022. This change of approximately $0.6 million was primarily due to an increase in net loss adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in customer deposits of $15.4 million, asset impairment of $15.0 million, income from equity method investments of $2.9 million, gain on contingent liability of $6.3 million, accounts payable and accrued expenses of $4.2 million, prepaid expenses of $1.1 million, and bad debt expense of $1.5 million partially offset by decreases in contract assets of $9.1 million, other assets of $7.2 million, gain on disposal of business of $6.7 million, accounts receivable of $2.0 million, loss on extinguishment of debt of $4.5 million, due to related parties of $2.3 million, discontinued operations of $1.1 million and depreciation and amortization of $1.7 million.

Net cash used in investing activities was $296.4 million for the six months ended June 30, 2023 compared to net cash provided by of $54.2 million for the six months ended June 30, 2022. Cash flows from investing activities primarily related to acquisitions, capital expenditures and divestitures. The change of approximately $350.6 million was primarily due to the purchase of short term investments of $293.5 million, the purchase of ALN during the six months ended June 30, 2023 of $11.7 million compared to the sale of Greenwave during the three months ended June 30, 2022 for $14.3 million, a decrease of $28.5 million in distributions received from investees and a decrease of $2.0 million in proceed from the sale of debt investments.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2023 compared to net cash used of $67.2 million for the six months ended June 30, 2022. The change of approximately $64.8 million was primarily due to a decrease in the repayment of loans payable of $56.8 million, a decrease of $6.5 million in the repayment of notes payable - related party, a decrease in distributions to partners of $2.0 million and a decrease of $0.5 million in repayments of lines of credit partially offset by an increase in distributions to non-controlling interests of $1.1 million.

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

The following table summarizes our payment obligations under certain contracts on June 30, 2023. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2024	2025-2026	2027-2028	2029+	Total
Contractual Obligations
Debt obligations	4,258	1,956	—	—	6,214
Interest on debt and notes payable	410	75	—	—	485
Operating and finance leases, including imputed interest	3,139	2,485	726	432	6,782
Total	$7,807	$4,516	$726	$432	$13,481

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K filed with the SEC on March 31, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at June 30, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2023, the Partnership accrued $3.5 million and $7.1 million, respectively, and $2.1 million and $2.4 million for the three and six months ended June 30, 2022, respectively of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the Monitor over GPB until further order of the EDNY Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Form 10-Q, nor has management sought or obtained approval from the Monitor.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB’s Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

The Report and Recommendation is not a legally binding Order until it is adopted by the EDNY Court. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling. The parties in the SEC Action are permitted to submit objections to the Report and Recommendation, for the EDNY Court to consider. Objections to the Report and Recommendation are due to be filed by September 8, 2023, and responses to those objections are due by September 22, 2023. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the EDNY Court’s decision to the United States Court of Appeals for the Second Circuit.

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

Also on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the Judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is scheduled for October 4, 2023.

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

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom Capital Management, Inc., DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. The parties are engaged in discovery related to class certification.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleged civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act.

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

Subaru of New England, Inc. v. AMR Auto Holdings–SM LLC d/b/a Prime Subaru Manchester (Hillsborough Superior Court Northern District, New Hampshire, 216-2022-CV-00786)

On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown complied with New Hampshire law. On July 6, 2023, the New Hampshire Superior Court ruled in favor of Prime Subaru Manchester, affirming the NHMVIB’s Final Order. On August 7, 2023, SNE filed a notice of appeal of the Superior Court’s ruling to the New Hampshire Supreme Court.

Pending the resolution of the appeal filed by SNE, GPB Prime will continue to operate the Prime Subaru Manchester dealership until the earlier of an ownership transfer or November 2023, twenty-four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on APLP’s Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

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

Date: August 16, 2023