Form 10-Q
period 2023-09-30
GPB Holdings II, LP
filed 2023-11-14
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,706	$334,427
Restricted cash	—	18,227
Investment securities, current portion	297,847	—
Accounts receivable, net	27,070	26,909
Inventories	868	1,097
Prepaid expenses	4,832	5,649
Contract assets	653	15,740
Assets held for sale, continuing operations	29,357	—
Assets held for sale, discontinued operations	11,550	21,583
Total current assets	422,883	423,632
Non-current assets:
Property and equipment, net	8,951	8,245
Investment securities, net of current portion	734	729
Equity method investments	8,830	15,467
Right-of-use assets operating	5,551	6,535
Goodwill	71,549	78,895
Intangible assets, net	45,684	67,973
Other non-current assets	719	699
Total non-current assets	142,018	178,543
Total assets	$564,901	$602,175

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$6,545	$8,192
Accrued expenses	20,072	21,510
Deferred revenue and customer deposits	4,601	19,319
Long-term debt, current portion	4,175	1,724
Finance lease liabilities, current portion	132	224
Operating lease liabilities, current portion	2,507	2,533
Liabilities held for sale, continuing operations	7,905	—
Due to related parties	4,429	374
Total current liabilities	50,366	53,876
Non-current liabilities:
Long-term debt, net of current portion	1,354	25
Finance lease liabilities, net of current portion	—	159
Operating lease liabilities, net of current portion	2,778	3,498
Deferred tax liabilities	4,016	4,033
Other liabilities	597	816
Total non-current liabilities	8,745	8,531
Total liabilities	59,111	62,407
Commitments and contingencies (see Note 11)
Partners’ capital
Partners’ capital attributable to the Partnership	502,753	529,172
Accumulated other comprehensive loss	(2,607)	(2,170)
Total partners’ capital attributable to the Partnership	500,146	527,002
Non-controlling interests	5,644	12,766
Total partners’ capital	505,790	539,768
Total liabilities and partners’ capital	$564,901	$602,175

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue	$5,035	$25,790	$26,261	$56,171
Service revenue	33,803	30,493	106,049	92,899
Debt investment interest income	79	77	236	248
Gain on sale of investment securities	—	—	29	—
Unrealized gain on investment securities	231	76	63	76
Other revenue	—	—	—	67
Total revenues	39,148	56,436	132,638	149,461
Cost of revenues:
Cost of goods sold	8,010	10,920	20,175	26,321
Cost of services	19,102	15,302	58,823	52,108
Total cost of revenues	27,112	26,222	78,998	78,429
Gross profit	12,036	30,214	53,640	71,032
Operating expenses (income):
Selling, general and administrative expenses	25,924	25,047	67,838	65,106
Managerial assistance fee, related party	3,089	2,939	9,205	8,315
Rent expense	863	1,054	2,873	3,319
Loss from equity method investments	8,235	7,596	4,287	6,572
Gain on disposal of businesses	(7,460)	—	(7,460)	(6,723)
Loss (gain) on changes in contingent liability	400	—	(5,891)	—
Impairment of goodwill and intangibles	—	—	15,004	—
Depreciation and amortization	4,128	3,715	12,768	11,393
Total net operating expenses	35,179	40,351	98,624	87,982
Operating loss	(23,143)	(10,137)	(44,984)	(16,950)
Other income (expense):
Interest expense	(79)	(36)	(338)	(2,787)
Interest expenses, related parties	—	(1)	—	(400)
Interest income	4,658	1,322	10,718	1,707
Loss on extinguishment of debt	—	—	—	(4,502)
Other expense	(374)	(345)	(1,820)	(493)
Total other income (expense)	4,205	940	8,560	(6,475)
Loss from continuing operations, before tax	(18,938)	(9,197)	(36,424)	(23,425)
Income tax expense	(95)	(195)	(562)	(550)
Net loss from continuing operations	(19,033)	(9,392)	(36,986)	(23,975)
Net income (loss) from discontinued operations	767	(176)	1,357	1,469
Gain on sale of discontinued operations	—	300	—	7,919
Net income from discontinued operations	767	124	1,357	9,388
Net loss of continuing and discontinued operations	(18,266)	(9,268)	(35,629)	(14,587)
Net income (loss) attributable to non-controlling interests	(4,601)	164	(10,379)	2,539
Net loss attributable to the Partnership	$(13,665)	$(9,432)	$(25,250)	$(17,126)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Operatins

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(18,266)	$(9,268)	$(35,629)	$(14,587)
Other comprehensive loss:
Foreign currency translation loss	(354)	(418)	(479)	(943)
Total other comprehensive loss	(18,620)	(9,686)	(36,108)	(15,530)
Other comprehensive loss attributable to non-controlling interests	(31)	(34)	(42)	(93)
Net income (loss) attributable to non-controlling interest	(4,601)	164	(10,379)	2,539
Comprehensive loss attributable to the Partnership	$(13,988)	$(9,816)	$(25,687)	$(17,976)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Loss	Interests	Total
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Distributions to non-controlling interest holders	—	—	—	—	—	—	(42)	(42)
Net (loss) income	(1,462)	(706)	(650)	(299)	(3,117)	—	1,961	(1,156)
Other comprehensive loss	—	—	—	—	—	(93)	(12)	(105)
Partners’ capital - March 31, 2022	$227,397	$117,127	$134,079	$70,183	$548,786	$(1,294)	$18,473	$565,965
Distributions to non-controlling interests holders	—	—	—	—	—	—	(384)	(384)
Net (loss) income	(2,440)	(1,156)	(598)	(383)	(4,577)	—	414	(4,163)
Other comprehensive loss	—	—	—	—	—	(374)	(47)	(421)
Partners’ capital - June 30, 2022	$224,957	$115,971	$133,481	$69,800	$544,209	$(1,668)	$18,456	$560,997
Distributions to partners	(885)	(457)	(526)	(274)	(2,142)		204	(1,938)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(5,682)	(5,682)
Net (loss) income	(4,114)	(2,041)	(2,176)	(1,101)	(9,432)	—	164	(9,268)
Other comprehensive loss	—	—	—	—	—	(384)	(34)	(418)
Partners’ capital - September 30, 2022	$219,958	$113,473	$130,779	$68,425	$532,635	$(2,052)	$13,108	$543,691
Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	5	(5)	—	—	—	—	—	—
Tax withholding distributions	(36)	(14)	(19)	(10)	(79)	—	—	(79)
Contributions from non-controlling interest	—	—	—	—	—	—	3,800	3,800
Net (loss) income	(732)	(291)	(186)	(22)	(1,231)	—	244	(987)
Other comprehensive loss	—	—	—	—	—	(120)	(12)	(132)
Partners’ capital - March 31, 2023	$211,977	$118,288	$129,167	$68,430	$527,862	$(2,290)	$16,798	$542,370
Transfers	(17)	17	—	—	—	—	—	—
Purchase of non-controlling interest	(438)	(244)	(267)	(141)	(1,090)	—	(395)	(1,485)
Net loss	(4,281)	(2,414)	(2,412)	(1,247)	(10,354)	—	(6,022)	(16,376)
Other comprehensive income	—	—	—	—	—	6	1	7
Partners’ capital - June 30, 2023	$207,241	$115,647	$126,488	$67,042	$516,418	$(2,284)	$10,382	$524,516
Transfers	6	(6)	2	(2)	—	—	—	—
Distribution to non-controlling interest holders	—	—	—	—	—	—	(106)	(106)
Net loss	(5,698)	(3,067)	(3,222)	(1,678)	(13,665)	—	(4,601)	(18,266)
Other comprehensive loss	—	—	—	—	—	(323)	(31)	(354)
Partners’ capital - September 30, 2023	$201,549	$112,574	$123,268	$65,362	$502,753	$(2,607)	$5,644	$505,790

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations:	$(36,986)	$(23,975)
Net income from discontinued operations, excluding gain	1,357	1,469
Gain on sale of discontinued operations	—	7,919
Net loss	(35,629)	(14,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity method investments	4,287	6,572
Gain on sale of securities	(29)	—
Gain on disposal of business	(7,460)	(6,723)
Unrealized gain on investment securities	(63)	(76)
(Gain) loss on sale of property, equipment, and leased assets	(175)	48
Gain on reduction of contingent liability	(5,891)	—
Impairment of goodwill and intangibles	15,004	—
Bad debt (recoveries) expense, net	(234)	2,097
Depreciation and amortization	14,299	12,340
Amortization of deferred financing costs	—	286
Amortization of right of use assets - operating	2,585	3,288
Accrued interest receivable on short term investments	(768)	—
Loss on extinguishment of debt	—	4,502
Changes in deferred tax liabilities	(14)	(15)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable, net	(1,378)	(3,927)
Due from related parties	—	(106)
Inventories	228	59
Prepaid expenses	708	95
Contract assets	15,087	1,224
Other assets	(45)	421
Accounts payable	(961)	460
Accrued expenses	(4,627)	(170)
Due to related parties	4,429	11
Customer deposits	(9,957)	(2,608)
Payments on lease liabilities - operating	(2,417)	(3,287)
Other current liabilities	—	(205)
Other liabilities	(217)	(131)
Operating cash flows from discontinued operations, net	(1,357)	(1,469)
Net cash used in operating activities	(14,595)	(1,901)
Cash flows from investing activities:
Proceeds from sale of business (net of cash withheld)	12,736	14,283
Purchase of business (net of cash acquired)	(11,673)	—
Purchase of short term investments	(1,059,358)	—
Proceeds from sale of debt investments	87	2,135
Distribution received from investee	13,740	38,643
Collections of notes receivable - related party	—	295
Purchase of property and equipment	(1,792)	(1,422)
Proceeds from sale of property and equipment	374	—
Proceeds from sale of short term investments	762,279	—
Payments for intangibles and long lived assets	(472)	(465)
Net cash (used in) provided by investing activities	(284,079)	53,469
Cash flows from financing activities:
Repayments of notes payable - related party	—	(6,500)
Repayments on loans payable	(1,325)	(57,502)
Repayments on finance lease obligations	(170)	(183)
Proceeds from lines of credit	—	620
Repayments on lines of credit	(104)	(752)
Distributions	(79)	(4,020)
Purchase of non-controlling interest	(1,485)	—
Distributions to non-controlling interest	(106)	(5,671)
Net cash used in financing activities	(3,269)	(74,008)
Effect of exchange rate changes on cash	(5)	(44)
Net decrease in cash and cash equivalents	(301,948)	(22,484)
Cash and cash equivalents and restricted cash of continuing operations - beginning of period	352,654	375,801
Cash and cash equivalents and restricted cash of continuing operations - end of period	$50,706	$353,317

Supplemental schedule of non-cash investing and financing activities:
Distribution payable	$—	$(437)
Payment of accrued expenses directly from proceeds of sale	81	—
Operating lease asset valuation adjustment	—	(748)
Operating lease liability valuation adjustment	—	748
Operating lease assets assumed	(606)	(1,141)
Operating lease liabilities assumed	606	1,141
Finance lease assets assumed	—	(418)
Finance lease liabilities assumed	—	418
Contingent liability assumed	11,140	—
Non-controlling interest contribution	3,800	—

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

Nature of Business

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment (“Technology-Enabled Services” or “TES”) acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term healthcare facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica, Philippines, and India. As of September 30, 2023, Holdings II owned 96% of Project Halo Holdings, LLC (“Halo”), which is comprised of Cantata Health Solutions, LLC (“Cantata”) (formerly Meta Healthcare IT Solutions, LLC), which was sold on October 24, 2023, and Experience Care, LLC (“Experience Care”) (formerly Cantata Health, LLC) which was sold on August 23, 2023; and 91.5% of HealthPrime International, LLC (“HealthPrime” or “HPI”), all of which are accounted for under the consolidation method through the date of sale. Our Technology-Enabled Services segment also has a non-controlling investment of 31% in Hotel Internet Services, LLC (“HIS”) as of September 30, 2023 which is accounted for under the equity method. HIS provides the equipment and associated internet services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment (“Energy”) acquires and operates companies that provide services in the solar panel market and other services in the energy sector. As of September 30, 2023, the Partnership owned 60% of Erus Holdings, LLC (“Erus”), which is accounted for under the consolidation method, through the date of bankruptcy (see below). In January 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC (“Greenwave”). The Partnership has a 50% non-controlling equity method investment in Quantum Energy Holdings, LLC (“Quantum”). Quantum provides customer acquisition services to the alternative energy industry.
●	Corporate and Other segment primarily consists of other operating entities that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an equity method investment. In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Erus, which comprises the majority of the assets and operating activity in the Energy Segment, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. The combination of increasingly higher interest rates, and lower installation activity has led to increasingly difficult conditions in the sector, and have had a direct material impact on Erus’s business, profitability and cash-flow. In response, Erus implemented a number of initiatives and explored strategic alternatives, including a sale of the business. Despite best efforts to aggressively restructure the business and consummate a sale, management, working with its legal, financial and other advisors,

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

decided that it was in the best interests of all Erus stakeholders for the Erus entities to cease business operations and file Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 7 filing will result in the appointment of a trustee for the Erus entities who will be charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. In the three months ended September 30, 2023, the Partnership recorded write-offs of materials and inventory to its net realizable value resulting in charges of $3.4 million recorded in cost of goods, and $4.5 million as it relates to contract assets in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Further information regarding our reportable business segments is contained in “Note 13. Business Segments”. Further information regarding equity method investments is contained in “Note 6. Equity Method Investments”.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Annual report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Form 10-K”), and there have been no changes to the Partnership’s significant accounting policies during the nine months ended September 30, 2023.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with U.S. GAAP for interim financial information reporting purposes and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Form 10-K filed with the SEC on March 31, 2023.

Principles of Consolidation and Equity Method

These Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation.

Our strategy in the segments in which we choose to participate is to invest in and operate income producing, middle market private companies primarily in North America. We focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving operational performance, and in turn, increasing the value. We strive to create long-term value and generate cash flow from operations for our Limited Partners, as such term is defined in the LPA, by building industry-leading companies. To accomplish our objectives, we acquire controlling interests in operating companies and provide managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquire equity that affords us the ability to exercise significant influence over the business without a controlling stake. For this reason, we classify the earnings from our investments in entities where we have the ability to exercise significant influence as a component of operating income in our Condensed Consolidated Statements of Operations.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of September 30, 2023, substantially all of the Partnership’s $50.7 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of September 30, 2023, $297.8 million was invested in Treasury Bills, with original maturities on the date of purchase in excess of three months and was presented as short-term investments on the Condensed Consolidated Balance Sheets. The Treasury Bills are recorded at fair value which includes accrued interest and any unrealized appreciation.

As of September 30, 2023 and December 31, 2022, the Partnership had cash deposited in certain financial institutions in excess of FDIC insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these events have not had a material direct impact on the Partnership’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Partnership’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Restricted Cash

As of September 30, 2023 and December 31, 2022, the Partnership held nil and $18.2 million, respectively, of total restricted cash which represents $11.0 million for the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and $7.2 million for the purchase of AdvantEdge Healthcare Solutions, Inc. (“AHS”) at December 31, 2022. The Partnership received the $11.0 million in escrow from Alliance and the $7.2 million from AHS during the nine months ended September 30, 2023.

Fair Value Measurements

The Partnership utilizes valuation techniques that maximize the use of observable inputs. The Partnership determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

Our energy segment had one major vendor that accounted for substantially all material purchases in cost of sales for the three and nine months ended September 30, 2023 and 2022, respectively. Accounts payable to this vendor were $1.4 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively.

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

Objections to the Report and Recommendation, and all responses submitted thereto, were filed with the EDNY Court as of September 29, 2023. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling; it will not become a legally binding Order until it is adopted by the EDNY Court. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the decision to the United States Court of Appeals for the Second Circuit.

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

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Three Months Ended September 30, 2023
Product revenue	$247	$4,788	$5,035
Service revenue	33,803	—	33,803

Revenue Stream
Software licenses	$247	$—	$247
Software maintenance and support	3,847	—	3,847
Professional services	5,159	—	5,159
Medical billing and services	24,797	—	24,797
Solar panel sales	—	4,788	4,788

Timing of Revenue Recognition
Products and services transferred at a point in time	$247	$4,788	$5,035
Products and services transferred over time	33,803	—	33,803

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Nine Months Ended September 30, 2023
Product revenue	$857	$25,404	$26,261
Service revenue	106,049	—	106,049

Revenue Stream
Software licenses	$857	$—	$857
Software maintenance and support	12,127	—	12,127
Professional services	16,966	—	16,966
Medical billing and services	76,956	—	76,956
Solar panel sales	—	25,404	25,404

Timing of Revenue Recognition
Products and services transferred at a point in time	$857	$25,404	$26,261
Products and services transferred over time	106,049	—	106,049

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

Debt investment interest income, gain on the sale of investment securities, unrealized gain on investment securities, and other revenue earned from success fees on debt investments included in our consolidated revenues are not within the scope of ASC 606 Revenue from Contracts with Customers.

4. Acquisitions, Disposals, Assets Held for Sale and Discontinued Operations

2023 ACQUISITION

On January 6, 2023, with an effective date of January 1, 2023, HPI, entered into an agreement to acquire substantially all of the assets of ALN Medical Management, LLC, (“ALN”), a provider of revenue cycle management and business related management services for total purchase consideration of $26.7 million. The purchase consideration was comprised of cash consideration of $11.7 million (net of cash acquired of $0.1 million); the fair value of an earnout of $11.1 million, which is a Level 3 financial asset; and, the fair value of rollover units of $3.8 million, which are defined as 1,339 of Class A-1 Units of HPI Holdings, LLC, the parent of HPI (“HPI Holdings”), which are recorded in non-controlling interest in partners’ capital. Included in net assets is the assumption of promissory notes of $5.2 million. The terms of the assumed promissory notes are discussed in “Note 10. Borrowings”. The earnout was valued using a discounted cash flow analysis, significant assumptions include the risk-free rate of 4.3% and the credit spread rate of 8.4%, and is included in accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023 see “Note 7, Fair Value”.

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
	$6,800

The accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, includes $5.6 million and $16.8 million of revenue and net loss of $0.6 million and $2.7 million, respectively, related to ALN for the period from January 1, 2023 (date of acquisition), through September 30, 2023. The Partnership’s unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2022, are summarized in the table below, assuming the acquisition of ALN occurred on January 1, 2022. These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2022, or are they indicative of future results of operations.

The Partnership’s unaudited pro forma consolidated results of operations (as if the acquisition of ALN had occurred on January 1, 2022) is as follows:

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2022
Pro forma revenue	$62,572	$169,004
Pro forma net loss from continuing operations	(9,877)	(24,372)

2023 DISPOSITIONS

On August 23, 2023, the Partnership sold the assets and liabilities of Experience Care for $12.7 million in net cash proceeds. The Partnership recorded a gain of $7.5 million on disposal of the business in August 2023 in the Condensed Consolidated Statements of Operations.

On October 24, 2023, the Partnership sold 100% of its equity interests in Cantata, for $26.0 million in an all cash transaction. The assets and liabilities of Cantata have been classified as held for sale as of September 30, 2023. The Partnership recorded a gain of approximately $2.0 million on disposal of the business in October 2023.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables reconcile the assets and liabilities of Cantata to the amount recorded as assets and liabilities held for sale, continuing operations in the accompanying Condensed Consolidated Balance Sheets at September 30, 2023:

(Dollars in thousands)
Assets
Accounts receivable, net	$5,267
Prepaid expenses	1,215
Intangible assets	13,087
Goodwill	9,567
Property and equipment, net	71
Other non-current assets	150
Current assets held for sale, continuing operations	$29,357

Liabilities
Accounts payable	$942
Accrued expenses	3,199
Customer deposits	3,619
Other current liabilities	145
Current liabilities held for sale, continuing operations	$7,905

2022 DISPOSITIONS

In January 2022, Greenwave, a subsidiary of the Partnership, entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds. The $4.4 million in net cash proceeds were received in January 2022. The Partnership recorded a gain of $4.4 million on disposal of the business in January 2022 in the Condensed Consolidated Statements of Operation.

In March 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022 in the Condensed Consolidated Statements of Operation.

Discontinued Operations

The following dispositions represent a strategic shift in the Partnership’s operations and financial results. Therefore, the Partnership is presenting the operating results and cash flows as discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented.

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% equity investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $11.6 million and $21.6 million as of September 30, 2023 and December 31, 2022, respectively, is included in assets held for sale, discontinued operations on the Condensed Consolidated Balance Sheets. In January and July 2023, GPB Prime distributed $8.0 million and $3.4 million, respectively, to the Partnership. In 2022, GPB Prime reached additional agreements with M&T Bank to allow for distributions to the Partnership of $28.5 million in March 2022 and $10.0 million in April 2022, respectively. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Receivables, net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Receivables
Energy	$1,235	$1,866
Technology-enabled services	27,094	27,155
Total	28,329	29,021
Allowance for doubtful accounts
Energy	(594)	(223)
Technology-enabled services	(665)	(1,889)
Total	(1,259)	(2,112)
Receivables, net	$27,070	$26,909

6. Equity Method Investments

The carrying amounts of equity method investments were as follows:

		September 30, 2023		December 31, 2022
		Ownership	Carrying	Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	$1,686	50.0%	$9,397
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	7,144	31.0%	5,996
Other			—		74
			$8,830		$15,467

Income from equity method investments for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Investment
Quantum Energy Holdings, LLC	$(8,627)	$(2,934)	$(5,361)	$(2,983)
Hotel Internet Services, LLC	392	(4,780)	1,148	(3,707)
Other	—	118	(74)	118
Total	$(8,235)	$(7,596)	$(4,287)	$(6,572)

In March 2023, Quantum sold one of its operating companies and the Partnership recorded its share of the gain of $3.0 million which is included in income from equity method investments in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, Quantum made distributions of $2.3 million to the Partnership.

For the three and nine months ended September 30, 2023, impairment charges of $8.6 million were recorded on Quantum in loss from equity method investments in the Condensed Consolidated Statement of Operations. The charge was the result of increased regulation of the telemarketing industry in the third quarter which caused the Company to incur net losses during the third quarter of 2023 which are permanent in nature. The impairment was based on a quantitative assessment that indicated that the carrying value was greater than the fair value. Fair values were determined using the market approach.

For the three and nine months ended September 30, 2022, impairment charges of $2.9 million and $5.1 million, were recorded on Quantum and HIS, respectively, which is recorded in income from equity method investments in the Condensed Consolidated Statement

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of Operations. The charge at HIS was the result of a permanent degradation in expected performance and cash flows due to the loss of a primary revenue source. The loss of a primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum was the result of the culmination of the deterioration in its customer base and its decision not to expand into new markets due to the excessive migration costs both of which are considered to be permanent in nature. The impairment was based on a quantitative assessment that indicated that the carrying value was greater than the fair value. Fair values were determined using a combination of the income approach and the market approach.

7. Fair Value Measurements

The following tables present the cost basis and fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair value Measurement Using
				Total
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2023
Assets:
Investment securities:
United States Treasury Bills	$297,847	$—	$—	$297,847
Other investment securities	—	—	734	734
	$297,847	$—	$734	$298,581

Liabilities:
Contingent liability (1)	$—	$—	$9,221	$9,221
Total liabilities	$—	$—	$9,221	$9,221

December 31, 2022
Assets:
United States Treasury Bills (2)	$304,300	$—	$—	$304,300
Investment securities:
Other investment securities	—	—	729	729
Total assets	$304,300	$—	$729	$305,029

Liabilities:
Contingent liability (1)	$—	$—	$7,216	$7,216
Total liabilities	$—	$—	$7,216	$7,216

(1) Included in accrued expenses on the Condensed Consolidated Balance Sheets.

(2) Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

The Partnership’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of any level for the nine months ended September 30, 2023 or the year ended December 31, 2022.

The Partnership classifies its United Sates Treasury bills as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without valuation adjustment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The reconciliation of the Partnership’s contingent liability, which is recorded in accrued liabilities in the Condensed Consolidated Balance Sheets, measured at fair value on a recurring basis using unobservable inputs (Level 3), is as follows:

Contingent
Liability
Balance, December 31, 2022	$7,216
Add: ALN acquisition	11,140
Less:
Payments	(3,244)
Gain on reduction of liability	(5,891)
Balance, September 30, 2023	$9,221

Contingent liabilities are included in accrued liabilities on the Condensed Consolidated Balance Sheets.

The Partnership estimated the contingent liability using a discounted cash flow analysis, significant assumptions include a risk-free interest rate of 4.3% and a credit spread rate of 8.4%. The risk-free interest rate is based on U.S. Treasury zero-coupon yield curve on the valuation date commensurate with the payment term. The credit spread rate is based on similar debt instruments. Changes in interest rates did not have a material effect on the fair value of the contingent liabilities. There were no changes to the assumptions from January 6, 2023 (acquisition date, see “Note 4. Acquisitions, Dispositions, Assets Held for Sale and Discontinued Operations”) to September 30, 2023.

8. Property and Equipment

Components of property and equipment were as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Property and equipment
Buildings	$4,624	$4,476
Leasehold improvements	747	747
Computer and office equipment	5,568	4,410
Furniture and fixtures	1,083	528
Vehicles	1,359	2,272
Computer software	2,203	1,473
Total	15,584	13,906
Accumulated depreciation and amortization	(6,633)	(5,661)
Total property and equipment, net	$8,951	$8,245

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2023 was $0.8 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2022 was $0.5 million and $1.5 million, respectively.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Goodwill and Intangible Assets

At September 30, 2023 and December 31, 2022, goodwill balances consisted of the following:

	Technology -
	Enabled
(Dollars in thousands)	Services	Energy	Total
Balance, December 31, 2022	$64,601	$14,294	$78,895
Goodwill acquired through business combinations	19,337	—	19,337
Impairment of Goodwill	—	(14,294)	(14,294)
Dispositions	(2,822)	—	(2,822)
Reclassification to held for sale	(9,567)	—	(9,567)
Balance, September 30, 2023	$71,549	$—	$71,549

The Partnership performed quantitative impairment testing in 2023 and 2022. For the nine months ended September 30, 2023, an impairment loss of $14.3 million was recorded in the Energy Segment. The impairment was due to decreasing revenue and cash flows and sales pipeline partially resulting from higher interest rates and inflation and an increase in the costs needed to complete installations. See further information on goodwill acquired and disposed or reclassified which is included in “Note 4. Acquisitions, Dispositions, Assets held for Sale and Discontinued Operations”.

As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

					Weighted
	Gross				Average
	Carrying		Accumulated	Net Carrying	Remaining
(Dollars in thousands)	Amount	Impairment	Amortization	Amount	Lives (Years)
September 30, 2023
Customer relationships	$57,848	$—	$(21,451)	$36,397	4.9
Trademark and trade names (1)	6,460	(710)	(2,923)	2,827	3.3
Software development and platform cost	12,744	—	(6,284)	6,460	2.4
Covenant not to compete	700	—	(700)	—	—
Total	$77,752	$(710)	$(31,358)	$45,684
December 31, 2022
Customer relationships	$90,658	$—	$(37,993)	$52,665	5.6
Trademark and trade names (1)	5,760	—	(3,108)	2,652	1.7
Software development and platform cost	38,610	—	(25,954)	12,656	4.1
Covenant not to compete	1,341	—	(1,341)	—	—
Total	$136,369	$—	$(68,396)	$67,973
1.	Includes indefinite lived intangible assets not subject to amortization totaling $0.9 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively.

The Partnership capitalized software development costs of $0.5 million during each of the nine months ended September 30, 2023 and 2022.

Amortization expense related to intangible assets was $12.2 million and $10.8 million for the nine months ended September 30, 2023 and 2022, respectively, and $3.6 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively.

The amortization expense for software development and platform costs included in cost of revenues was $1.5 million and $0.9 million, respectively, for the nine months ended September 30, 2023 and 2022, and $0.2 million and $0.3 million, respectively, for the three months ended September 30, 2023 and 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Partnership reviews each reporting unit and definite-lived intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If the goodwill or the definite-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Partnership recorded an impairment loss based on a quantitative assessment that indicated that the carrying value was greater than fair value of $0.7 million related to trade names in the Energy Segment during the nine months ended September 30, 2023.

The Partnership reclassified $54.9 million of intangible assets net of $41.8 million of amortization at September 30, 2023, to assets held for sale on the Condensed Consolidated Balance Sheets after committing to sell 100% of the equity in Cantata. Estimated amortization expense as of September 30, 2023 for each of the next five years and thereafter is as follows:

Estimated
(Dollars in thousands)	Amortization Expense
2024	$10,674
2025	9,489
2026	8,599
2027	5,909
2028	3,109
Thereafter	7,003
Total	$44,783

10. Borrowings

Debt

Debt, other than amounts due to related-parties and lease obligations, as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$3,958	$—
Installment note	50	125
Lines of credit	1,521	1,624
Total long-term debt	5,529	1,749
Less: current maturities	(4,175)	(1,724)
Long term debt, less current maturities	$1,354	$25

The aggregate contractual maturities of debt as of September 30, 2023 were as follows:

Contractual
(Dollars in thousands)	Amount
2024	$4,175
2025	1,354
Total	$5,529

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Promissory Notes

The Partnership held the following Promissory notes:

●	As part of HPI’s acquisition of ALN, the Partnership assumed promissory notes of $5.2 million to be repaid in eight quarterly installments of approximately $0.6 million beginning April 15, 2023, including interest of 8.0% per annum. Repayments on the promissory note were $0.6 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.
●	The Partnership has a credit agreement outstanding with BBVA Compass Bank. The credit agreement requires equal principal payments plus interest at the bank’s Prime Rate plus 4.0%. Repayments were $25 thousand and $75 thousand in the three and nine months ended September 30, 2023 and 2022, respectively. The note matures in March 2024. The outstanding amount due on the note as of September 30, 2023 and December 31, 2022 was $0.1 million. The note payable is secured by substantially all the assets of the Partnership.

Lines of Credit

The Partnership had the following credit lines as of September 30, 2023 and December 31, 2022:

●	The Partnership has a line of credit with BBVA Compass Bank. The line requires monthly payments of interest only at the Prime Rate plus 0.25% per annum (8.75% as of September 30, 2023 and 7.75% as of December 31, 2022) through maturity in July 2026. The outstanding balance on the line of credit as of September 30, 2023 and December 31, 2022, was $1.5 million and $1.6 million, respectively. There were no additional borrowings under the line of credit in the nine months ended September 30, 2023 and 2022, respectively. Repayments on the line of credit were $0.1 million and $0.8 million in the nine months ended September 30, 2023 and 2022, respectively.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and nine months ended September 30, 2023, the Partnership accrued $4.9 million and $12.1 million, respectively, and $1.7 million and $4.2 million for the three and nine months ended September 30, 2022, respectively of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB’s Limited Partners in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

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

Objections to the Report and Recommendation, and all responses submitted thereto, were filed with the EDNY Court as of September 29, 2023. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling; it will not become a legally binding Order until it is adopted by the EDNY Court. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the decision to the United States Court of Appeals for the Second Circuit.

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

Also on February 4, 2021, the United States Attorney’s Office (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the Judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is currently scheduled for April 4, 2024.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the stay lifted as to the so-called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue in the case. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. Plaintiffs have filed their objection to and appeal of the Court’s decision.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On October 3, 2023, Respondents requested a conference before the panel regarding Respondents’ request to stay the arbitration until a decision is issued by the EDNY Court on the appointment of a Receiver over GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

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

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami-Dade County, Case No. 2023-021013-CA-01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami-Dade County, Florida, making a formal legal record of GPB and the other Plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Neither Dibre nor 2150 Aventura Realty LLC has appeared in the case. Accordingly, on or about September 29, 2023, the Court granted Plaintiffs’ motion for a default against 2150 Aventura Realty LLC, and on or about October 18, 2023, the Court granted Plaintiffs’ motion for a default against Dibre. Any potential ruling in favor of the Partnership cannot be determined at this time.

Portfolio Company Litigation

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations, and has filed claims under various insurance policies to potentially cover any loss. Any potential losses associated with this matter cannot be estimated at this time.

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

Actions Settled During Periods Presented

AMR Auto Holdings - SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1; SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court has been discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement agreement, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

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

12. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”) for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 were $3.1 million and $2.9 million, respectively. Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 were $9.2 million and $8.3 million, respectively. The Partnership has non-interest-bearing payables of $4.1 million and nil to GPB for these expenses as of September 30, 2023 and December 31, 2022, respectively, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

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

Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, were $6.3 million and $3.0 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, were $14.8 million and $7.8 million, respectively. As of September 30, 2023 and December 31, 2022, respectively, the Partnership has non-interest-bearing payables of $0.4 million and nil, to GPB for these expenses, which are included in amounts due to related parties in the Condensed Consolidated Balance Sheets.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTES RECEIVABLE FROM RELATED PARTIES

In February 2016, the Partnership entered into a loan agreement with Quantum, an equity method investee. This “interest only” loan bore interest at 4% per annum through 2017 and 8% per annum through March 2022. Subsequent repayments and additional lending resulted in a loan balance of $0.1 million at December 31, 2021, which was included in note receivable – related party in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2022, no payments were received. During the nine months ended September 30, 2022, payments of $0.1 million were received. The note was repaid in full at December 31, 2022.

During 2019, the Partnership loaned Quantum $0.8 million under an additional loan agreement to be used for purposes of closing their Florida office. The loan had a 36-month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. Subsequent repayments resulted in a loan balance of $0.3 million at December 31, 2021. During the three months ended September 30, 2022, payments of $0.1 million were received. During the nine months ended September 30, 2022, payments of $0.2 million were received. The note was repaid in full at December 31, 2022.

NOTES PAYABLE TO RELATED PARTIES

In 2017, a term loan agreement of $13 million was entered into by Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. Interest-only payments accrued at an annual rate of 10.0%. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022. The loan agreement contained certain financial and non-financial covenants. On February 24, 2022, the Partnership paid off the RIST loan principal in full and outstanding interest on behalf of the borrowers. For the three months ended September 30, 2023 and 2022, interest expense related to these notes were nil and nil, respectively, included in interest expense to related parties in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, interest expense related to these notes were nil and $0.1 million, respectively, included in interest expense to related parties in the Condensed Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the three months ended September 30, 2023 and 2022, Erus paid nil and $0.1 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. For the nine months ended September 30, 2023 and 2022, Erus paid $0.1 million and $0.2 million, respectively, for consulting fees to a non-controlling interest member of Erus. The consulting fees are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Quantum, an equity method investee of the Partnership, incurred expenses of $29 thousand and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Quantum incurred expenses of $0.2 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were nil and $0.2 million, as of September 30, 2023 and December 31, 2022, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2023 and 2022, respectively, Erus paid nil and $0.2 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. For the nine months ended September 30, 2023 and 2022, respectively, Erus paid $0.5 million and $0.3 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises. These fees are included in cost of services in the Condensed Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended September 30, 2023 and 2022, the amounts sold were $11 thousand and $0.3 million, respectively, which are included in product revenue in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, the amounts sold were $0.5 million and $0.8 million, respectively, which are included in product revenue in the Condensed Consolidated Statements of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.5 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Revenues related to this relationship were $4.6 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively. These revenues were included in service revenue in the Condensed Consolidated Statements of Operations. Accounts receivable were $0.6 million and $0.5 million, as of September 30, 2023 and December 31, 2022, respectively, and are included in accounts receivable, net on the Condensed Consolidated Balance Sheets.

As compensation for the services to be rendered by Highline, the Partnership pays operation service provider (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $1.2 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

On July 18, 2022, HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS Medical, LLC (“MDS”) for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. The Partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. During the three months ended September 30, 2023, no payment was made, under the terms of the new employment agreement with such non-controlling shareholder. During the nine months ended September 30, 2023, two payments were made. As of September 30, 2023, the outstanding payable balance was $0.3 million, which is included in accounts payable in the Condensed Consolidated Balance Sheets. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in amounts due to related parties in the Condensed Consolidated Balance Sheets. On May 31, 2023, the employment of the non-controlling shareholder was terminated. At that time, an agreement was executed to repurchase all of his membership interest in HPI for $1.5 million, pay an integration bonus amount of $16 thousand, a revenue bonus of $0.1 million and a severance of $50 thousand. The contribution agreement amount and revenue bonus will be paid if the MDS business line exceeds $12.5 million for calendar year 2023. The severance amount will be paid over a six month period effective June 2023.

During the three months and nine months ended September 30, 2023, respectively, Quantum made profit distributions totaling $0.4 million and $2.3 million to the Partnership.

13. Business Segments

ASC 280, Segment Reporting, requires use of the management approach model for segment reporting, which considers how management organizes segments within the Partnership to allocate resources, make operating decisions and assess performance. The reportable segments are among the business activities of the Partnership for which discrete financial information is available and for which operating results are regularly reviewed by its CODM. The Partnership’s CODM is its Chief Executive Officer. Management deems operating segments that exceed certain quantitative thresholds to be reportable segments. Our segments coincide with how our businesses are managed.

As of September 30, 2023, the Partnership has the following reportable segments:

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

Segment results incorporate the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Reportable segments’ financial data were as follows:

	Technology
	Enabled		Corporate
(Dollars in thousands)	Services	Energy	and Other	Total
Three Months Ended September 30, 2023
Revenue	$34,050	$4,788	$310	$39,148
(Income) loss from equity method investments	(392)	8,627	—	8,235
Depreciation and amortization	4,026	102	—	4,128
Gain on disposal of businesses	(7,460)	—	—	(7,460)
Loss on change in contingent liability	400	—	—	400
Operating income (loss)	7,671	(20,645)	(10,169)	(23,143)
Income from discontinued operations	—	—	767	767
Expenditures for long-lived assets	(705)	—	—	(705)
Total assets	238,465	8,399	318,037	564,901

Nine Months Ended September 30, 2023
Revenue	$106,906	$25,404	$328	$132,638
(Income) loss from equity method investments	(1,074)	5,361	—	4,287
Depreciation and amortization	12,433	335	—	12,768
Gain on disposal of businesses	(7,460)	—	—	(7,460)
Gain on reduction of contingent liability	(5,891)	—	—	(5,891)
Asset impairment	—	15,004	—	15,004
Operating income (loss)	16,474	(33,157)	(28,301)	(44,984)
Income from discontinued operations	—	—	1,357	1,357
Expenditures for long-lived assets	(2,199)	(65)	—	(2,264)
Total assets	238,465	8,399	318,037	564,901

Three Months Ended September 30, 2022
Revenue	$31,350	$24,933	$153	$56,436
(Income) loss from equity method investments	4,780	2,934	(118)	7,596
Depreciation and amortization	3,583	132	—	3,715
Operating income (loss)	(3,254)	215	(7,098)	(10,137)
Net income from discontinued operations	—	—	124	124
Expenditures for long-lived assets	458	277	—	735

Nine Months Ended September 30, 2022
Revenue	$95,020	$54,050	$391	$149,461
(Income) loss from equity method investments	3,707	2,983	(118)	6,572
Depreciation and amortization	10,996	397	—	11,393
Gain on disposal of businesses	—	(4,424)	(2,299)	(6,723)
Operating income (loss)	(1,270)	3,044	(18,724)	(16,950)
Net income from discontinued operations	—	—	9,388	9,388
Expenditures for long-lived assets	1,037	385	—	1,422

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

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms “Holdings II,” “the Partnership,” “we”, “us”, “our” or “Registrant” to refer to the business of GPB Holdings II, LP and its consolidated subsidiaries, unless content otherwise indicated.

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

We currently do not have any material outstanding debt with variable interest rates, and we do not use derivatives or other financial instruments for trading or speculative purposes. However, certain of our portfolio companies may in the future incur debt with variable interest rates or make use of derivative financial instruments to manage the economic impacts of increasing inflation and general instability in global financial markets. We do not expect the future use of these financial instruments by any of our portfolio companies to have any material effect on our business, financial condition or results of operations.

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

OUR SEGMENTS

The Partnership provides a range of strategic, operational and management resources to our subsidiaries which are engaged in a number of diverse business activities. Our CODM, who manages the segments as detailed below, regularly reviews consolidated financial information, evaluates overall strategic performance, and allocates resources to the Partnership. We report our businesses in the three segments for accounting purposes based on how our CODM views the Partnership as follows:

●	Technology-Enabled Services segment acquires and operates Technology-Enabled Services portfolio companies which provide Technology-Enabled Services to healthcare companies. Services provided include the sale and licensing of various electronic health records software and practice management software platforms for ambulatory, acute and long-term care facilities. The customer base served by our TES portfolio companies is dispersed across the U.S., related territories, Costa Rica, Philippines, and India. As of September 30, 2023, Holdings II owned 96% of Halo, which is comprised of Cantata (formerly Meta Healthcare IT Solutions, LLC), which was sold on October 24, 2023, and Experience Care (formerly Cantata Health, LLC) which was sold on August 23, 2023; and 91.5% of HealthPrime, all of which are accounted for under the consolidation method through the date of sale. Our Technology-Enabled Services segment also has a non-controlling investment of 31% in HIS as of September 30, 2023, which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues.
●	Energy segment acquires and operates companies that provide services in the solar panel market and other services in the energy sector. As of September 30, 2023, the Partnership owned 60% of Erus, which is accounted for under the consolidation method, through the date of bankruptcy (see below). In January 2022, the Partnership sold its investment in its subsidiary Greenwave Energy, LLC. The Partnership has a 50% non-controlling equity method investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry.

●	Corporate and Other segment primarily consists of other operating entities that are not reportable under the quantitative thresholds under U.S. GAAP, or are the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime, an equity method investment. In March 2022, the Partnership sold its real estate investment in Middleneck.

Our operations are primarily located in the United States of America.

Erus, which comprises the majority of the assets and operating activity in the Energy Segment, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. The combination of increasingly higher interest rates, and lower installation activity has led to increasingly difficult conditions in the sector, and have had a direct material impact on Erus’s business, profitability and cash-flow. In response, Erus implemented a number of initiatives and explored strategic alternatives, including a sale of the business. Despite best efforts to aggressively restructure the business and consummate a sale, management, working with its legal, financial and other advisors, decided that it was in the best interests of all Erus stakeholders for the Erus entities to cease business operations and file Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 7 filing will result in the appointment of a trustee for the Erus entities who will be charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. In the three months ended September 30, 2023, the Partnership recorded write-offs of materials and inventory to its net realizable value resulting in charges of $3.4 million recorded in cost of goods, and $4.5 million as it relates to contract assets in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Product revenue	$5,035	$25,790	$(20,755)	(80.5)%	$26,261	$56,171	$(29,910)	(53.2)%
Service revenue	33,803	30,493	3,310	10.9%	106,049	92,899	13,150	14.2%
Debt investment interest income	79	77	2	2.6%	236	248	(12)	(4.8)%
Gain on sale of investment securities	—	—	—	—%	29	—	29	100.0%
Unrealized gain on investment securities	231	76	155	203.9%	63	76	(13)	(17.1)%
Other revenue	—	—	—	—%	—	67	(67)	(100.0)%
Total revenues	39,148	56,436	(17,288)	(30.6)%	132,638	149,461	(16,823)	(11.3)%
Cost of revenues:
Cost of goods sold	8,010	10,920	(2,910)	(26.6)%	20,175	26,321	(6,146)	(23.4)%
Cost of services	19,102	15,302	3,800	24.8%	58,823	52,108	6,715	12.9%
Total cost of revenues	27,112	26,222	890	3.4%	78,998	78,429	569	0.7%
Gross profit	12,036	30,214	(18,178)	(60.2)%	53,640	71,032	(17,392)	(24.5)%
Operating expenses (income):
Selling, general and administrative expenses	25,924	25,047	877	3.5%	67,838	65,106	2,732	4.2%
Managerial assistance fee, related party	3,089	2,939	150	5.1%	9,205	8,315	890	10.7%
Rent expense	863	1,054	(191)	(18.1)%	2,873	3,319	(446)	(13.4)%
Loss from equity method investments	8,235	7,596	639	8.4%	4,287	6,572	(2,285)	(34.8)%
Gain on disposal of businesses	(7,460)	—	(7,460)	(100.0)%	(7,460)	(6,723)	(737)	11.0%
Loss (gain) on changes in contingent liability	400	—	400	100.0%	(5,891)	—	(5,891)	(100.0)%
Impairment of goodwill and intangibles	—	—	—	—%	15,004	—	15,004	100.0%
Depreciation and amortization	4,128	3,715	413	11.1%	12,768	11,393	1,375	12.1%
Total net operating expenses	35,179	40,351	(5,172)	(12.8)%	98,624	87,982	10,642	12.1%
Operating loss	(23,143)	(10,137)	(13,006)	(128.3)%	(44,984)	(16,950)	(28,034)	(165.4)%
Other income (expense):
Interest expense	(79)	(36)	(43)	119.4%	(338)	(2,787)	2,449	87.9%
Interest expenses, related parties	—	(1)	1	100.0%	—	(400)	400	100.0%
Interest income	4,658	1,322	3,336	252.3%	10,718	1,707	9,011	527.9%
Loss on extinguishment of debt	—	—	—	—%	—	(4,502)	4,502	100.0%
Other expense	(374)	(345)	(29)	(8.4)%	(1,820)	(493)	(1,327)	(269.2)%
Total other income (expense)	4,205	940	3,265	347.3%	8,560	(6,475)	15,035	232.2%
Loss from continuing operations, before tax	(18,938)	(9,197)	(9,741)	(105.9)%	(36,424)	(23,425)	(12,999)	(55.5)%
Income tax expense	(95)	(195)	100	51.3%	(562)	(550)	(12)	(2.2)%
Net loss from continuing operations	(19,033)	(9,392)	(9,641)	(102.7)%	(36,986)	(23,975)	(13,011)	(54.3)%
Net income (loss) from discontinued operations	767	(176)	943	535.8%	1,357	1,469	(112)	(7.6)%
Gain on sale of discontinued operations	—	300	(300)	(100.0)%	—	7,919	(7,919)	(100.0)%
Net income from discontinued operations	767	124	643	518.5%	1,357	9,388	(8,031)	(85.5)%
Net loss of continuing and discontinued operations	(18,266)	(9,268)	(8,998)	(97.1)%	(35,629)	(14,587)	(21,042)	(144.3)%
Net income (loss) attributable to non-controlling interests	(4,601)	164	(4,765)	(2905.5)%	(10,379)	2,539	(12,918)	(508.8)%
Net loss attributable to the Partnership	$(13,665)	$(9,432)	$(4,233)	(44.9)%	$(25,250)	$(17,126)	$(8,124)	(47.4)%

SEGMENT OPERATING RESULTS

Technology-Enabled Services Segment

Comparison of Operating Results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Software licenses	$247	$857	$(610)	(71.2)%	$857	$2,121	$(1,264)	(59.6)%
Software maintenance and support	3,847	5,838	(1,991)	(34.1)%	12,127	15,143	(3,016)	(19.9)%
Professional services	5,159	4,834	325	6.7%	16,966	17,764	(798)	(4.5)%
Medical billing and services	24,797	19,821	4,976	25.1%	76,956	59,992	16,964	28.3%
Total revenues	34,050	31,350	2,700	8.6%	106,906	95,020	11,886	12.5%
Cost of revenues:
Cost of goods sold	271	218	53	24.3%	998	359	639	178.0%
Cost of service	19,102	15,289	3,813	24.9%	58,823	52,072	6,751	13.0%
Total cost of revenues	19,373	15,507	3,866	24.9%	59,821	52,431	7,390	14.1%
Gross profit	14,677	15,843	(1,166)	(7.4)%	47,085	42,589	4,496	10.6%
Operating expenses (income):
Selling, general and administrative expenses	9,815	9,711	104	1.1%	30,437	26,164	4,273	16.3%
Rent expense	617	1,023	(406)	(39.7)%	2,166	2,992	(826)	(27.6)%
(Income) loss from equity method investments	(392)	4,780	(5,172)	(108.2)%	(1,074)	3,707	(4,781)	(129.0)%
Gain on disposal of businesses	(7,460)	—	(7,460)	(100.0)%	(7,460)	—	(7,460)	(100.0)%
Loss (gain) on changes in contingent liability	400	—	400	100.0%	(5,891)	—	(5,891)	(100.0)%
Depreciation and amortization	4,026	3,583	443	12.4%	12,433	10,996	1,437	13.1%
Total net operating expenses	7,006	19,097	(12,091)	(63.3)%	30,611	43,859	(13,248)	(30.2)%
Operating income (loss)	$7,671	$(3,254)	$10,925	(335.7)%	$16,474	$(1,270)	$17,744	(1397.2)%

Comparison of the three months ended September 30, 2023 and 2022

Revenues

For the three months ended September 30, 2023 and 2022, the Technology-Enabled Services segment generated revenues of $34.1 million and $31.4 million, respectively. This represents an increase of approximately $2.7 million, or 8.6%. The increase in revenue was primarily due to additional revenues of $5.7 million of medical billing services related to HPI’s acquisition of ALN in January 2023. This increase was partially offset by a decrease of $1.2 million in software maintenance revenue from existing Halo customers, a reduction of $1.1 million from legacy customers at legacy HPI customers and a $0.5 million decrease in service revenue due to the sale of Experience Care in August 2023.

Cost of Revenues

For the three months ended September 30, 2023 and 2022, overall cost of revenues was $19.4 million and $15.5 million, respectively. This represents an increase of approximately $3.9 million, or 24.9%, primarily due to an increase of $4.0 million in cost of revenue related to HPI’s acquisition of ALN in January 2023, an increase of $0.3 million related to increased license expenses at Halo, partially offset by a decrease of $0.7 million in costs related to legacy customers at HPI.

Gross Profit

For the three months ended September 30, 2023 and 2022, our gross profit was $14.7 million and $15.8 million, our gross margin percentage was 43.1% and 50.5%, respectively. This represents a decrease of $1.2 million, or 7.4%. This decrease was primarily due to the decreased revenue at Halo combined with the effect of the acquisition of the ALN line of business which has a lower gross profit margin percentage than the legacy HPI business.

Total Net Operating Expenses

For the three months ended September 30, 2023 and 2022, operating expenses were $7.0 million and $19.1 million, respectively. This represents a decrease of $12.1 million, or 63.3%. This decrease is primarily due to a $7.7 million gain on the sale of Experience Care in August 2023, and a $5.1 million impairment of HIS during the three months ended September 30, 2022 with no such impairment in 2023, partially offset by an increase of $0.5 million in depreciation expense due to the ALN acquisition.

Operating Income

For the three months ended September 30, 2023, operating income was $7.7 million compared to an operating loss of $3.3 million for the three months ended September 30, 2022. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

For the nine months ended September 30, 2023 and 2022, the Technology-Enabled Services segment generated revenues of $106.9 million and $95.0 million, respectively. This represents an increase of approximately $11.9 million, or 13%. The increase in revenue was primarily due to additional service revenues of $16.8 million related to HPI’s acquisition of ALN in January 2023, partially offset by a decrease of $3.6 million of service revenue from legacy customers at HPI, a decrease of $1.2 million in software maintenance revenue from existing Halo customers and a decrease of $0.5 million due to the sale of Experience Care in August 2023.

Cost of Revenues

For the nine months ended September 30, 2023 and 2022, overall cost of revenues was $59.8 million and $52.4 million, respectively. This represents an increase of approximately $7.4 million, or 14% primarily due to $12.7 million in cost of revenue related to HPI’s acquisition of ALN in January 2023, partially offset by a decrease of $1.0 million in costs at Halo, and by decreases of $4.2 million at legacy HPI customers.

Gross Profit

For the nine months ended September 30, 2023 and 2022, gross profit was $47.1 million and $42.6 million, respectively and gross margin percentage was 43.9% and 44.8%, respectively. This represents an increase of $4.5 million, or 11%. This increase was primarily due to the increases in revenue of $16.8 million and cost of revenue of 12.7 million as a result of HPI’s acquisition of ALN.

Total Net Operating Expenses

For the nine months ended September 30, 2023 and 2022, operating expenses were $30.6 million and $43.9 million, respectively. This represents a decrease of $13.2 million, or 30%. This decrease is primarily due to a $7.7 gain on the sale of Experience Care in August 2023, a $5.9 million gain on settlement of contingent liabilities, a $5.1 million impairment of HIS during the three months ended

September 30, 2022 with no such impairment in 2023, and a decrease in rent of $0.8 million, partially offset by an increase in acquisition costs of $1.8 million at HPI, increases in expenses of $2.5 million due to the acquisition of ALN and an increase of $1.5 million in depreciation due to the acquisition.

Operating Income (Loss)

For the nine months ended September 30, 2023, operating income was $16.5 million as compared to an operating loss of $1.3 million at September 30, 2022. This was due to a combination of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Energy Segment

Comparison of Operating Results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Solar panel sales	$4,788	$24,933	$(20,145)	(80.8)%	$25,404	$54,050	$(28,646)	(53.0)%
Total revenues	4,788	24,933	(20,145)	(80.8)%	25,404	54,050	(28,646)	(53.0)%
Cost and expenses:
Cost of goods sold	7,739	10,702	(2,963)	(27.7)%	19,177	25,962	(6,785)	(26.1)%
Total cost of revenues	7,739	10,702	(2,963)	(27.7)%	19,177	25,962	(6,785)	(26.1)%
Gross profit	(2,951)	14,231	(17,182)	(120.7)%	6,227	28,088	(21,861)	(77.8)%
Operating expense (income):
Selling, general and administrative expenses	8,719	10,919	(2,200)	(20.1)%	17,977	25,761	(7,784)	(30.2)%
Rent Expense	246	31	215	693.5%	707	327	380	116.2%
Loss from equity method investments	8,627	2,934	5,693	194.0%	5,361	2,983	2,378	79.7%
Gain on disposal of businesses	—	—	—	—	—	(4,424)	4,424	100.0%
Impairment of goodwill and intangibles	—	—	—	—	15,004	—	15,004	100.0%
Depreciation and amortization	102	132	(30)	(22.7)%	335	397	(62)	(15.6)%
Total net operating expenses	17,694	14,016	3,678	26.2%	39,384	25,044	14,340	57.3%
Operating (loss) income	$(20,645)	$215	$(20,860)	(9,702.3)%	$(33,157)	$3,044	$(36,201)	(1,189.3)%

Comparison of the three months ended September 30, 2023 and 2022

Revenues

For the three months ended September 30, 2023 and 2022, the Energy segment generated revenues of $4.8 million and $24.9 million, respectively. This represents a decrease of approximately $20.1 million or 80.8%. The decrease in revenue was primarily due to a decrease in the number of projects combined with a decrease in the number of jobs receiving “permission to operate” driven partially by an increase in the time needed to complete jobs and higher borrowing costs for the consumer and an increase in the cancellation rate.

Cost of Revenues

For the three months ended September 30, 2023 and 2022, overall cost of revenues was $7.7 million and $10.7 million, respectively. This represents a decrease of $3.0 million, or 27.7%, primarily due to a decrease in the number of projects and jobs receiving “permission to operate” partially offset by an increase in the average cost of materials and labor per job as well as a $3.4 million write-off of material and inventory as a result of the estimated realizable value.

Gross Profit

For the three months ended September 30, 2023 and 2022, gross profit was $3.0 million and $14.2 million, respectively and gross margin percentage was a negative 61.6% and 57.1%, respectively. The percentage decrease was due to the increase in per job material and labor costs as well as the write-off of material and inventory as a result of the estimated realizable value.

Total Net Operating Expenses

For the three months ended September 30, 2023 and 2022, operating expenses were $17.7 million and $14.0 million, respectively. This represents a increase of $3.7 million, or 26.2%. This increase was primarily due to an $8.6 million impairment recorded on the equity method investment in Quantum during the third quarter of 2023 compared to a $2.9 million impairment recorded during the third quarter 2022, a net increase of $1.0 million in commissions and an increase of $0.4 million in bad debt expenses partially offset by decreases of $3.2 million in sales and marketing payroll costs due to the closure of sales channels, and a decrease of $0.5 million in marketing expenses.

Operating (Loss) Income

For the three months ended September 30, 2023 and 2022, operating loss was $20.6 million as compared to an operating income of $0.2 million at September 30, 2022. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

For the nine months ended September 30, 2023 and 2022, the Energy segment generated revenues of $25.4 million and $54.1 million, respectively. This represents a decrease of approximately $28.6 million or 53.0%. The decrease in revenue was primarily due to a decrease in the number of projects combined with a decrease in the number of jobs receiving “permission to operate” driven partially by an increase in the time needed to complete jobs and higher borrowing costs for the consumer and an increase in the cancellation rate.

Cost of Revenues

For the nine months ended September 30, 2023 and 2022, overall cost of revenues was $19.2 million and $26.0 million, respectively. This represents a decrease of $6.8 million, or 26.1%, primarily due to a decrease in the number of projects and jobs receiving “permission to operate,” partially offset by an increase in the average cost of materials and labor per job as well as a $3.4 million write-off of material and inventory as a result of the estimated realizable value.

Gross Profit

For the nine months ended September 30, 2023 and 2022, our gross profit was $6.2 million and $28.1 million, respectively and our gross margin percentage was 24.5% and 52.0%, respectively. The percentage decrease was due to the increase in per job material and labor costs as well as the write-off of material and inventory as a result of the estimated realizable value.

Total Net Operating Expenses

For the nine months ended September 30, 2023 and 2022, operating expenses were $39.4 million and $25.0 million, respectively. This represents an increase of $14.3 million, or 57.3%. This increase was primarily due to the impairment of Erus goodwill and intangible assets of $15.0 million in the second quarter of 2023, the absence in 2023 of the $4.4 million gain on sale of Greenwave on January 1, 2022, an increase of $2.4 million in loss from the equity method investment in Quantum, net of the $8.6 million impairment, and an increase in rent of $0.4 million partially offset by decreases in dealer commissions of $2.9 million and sales and marketing payroll cost of $4.7 million due to the closure of sales channels.

Operating (Loss) Income

For the nine months ended September 30, 2023, operating loss was $33.2 million compared to operating income of $3.0 million for the nine months ended September 30, 2022. This change is the result of the above described changes in revenues, cost of revenues, gross profit and operating expenses.

Corporate and Other Segment

Comparison of Operating Results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
			Increase	% Increase			Increase	% Increase
(Dollars in thousands)	2023	2022	(Decrease)	(Decrease)	2023	2022	(Decrease)	(Decrease)
Revenues:
Debt investment interest income	$79	$77	$2	2.6%	$236	$248	$(12)	(4.8)%
Gain on sale of investment securities	—	—	—	—%	29	—	29	100.0%
Unrealized gain on investment securities	231	76	155	203.9%	63	76	(13)	(17.1)%
Other revenue	—	—	—	—%	—	67	(67)	(100.0)%
Total revenues	310	153	157	102.6%	328	391	(63)	(16.1)%
Cost and expenses:
Cost of service	—	13	(13)	(100.0)%	—	36	(36)	(100.0)%
Total cost and expenses	—	13	(13)	(100.0)%	—	36	(36)	(100.0)%
Gross profit	310	140	170	121.4%	328	355	(27)	(7.6)%
Operating expenses (income)
Selling, general and administrative expenses	7,390	4,417	2,973	67.3%	19,424	13,181	6,243	47.4%
Managerial assistance fee, related party	3,089	2,939	150	5.1%	9,205	8,315	890	10.7%
(Income) from equity method investments	—	(118)	118	(100.0)%	—	(118)	118	(100.0)%
Gain on disposal of businesses	—	—	—	—%	—	(2,299)	2,299	(100.0)%
Total net operating expenses	10,479	7,238	3,241	44.8%	28,629	19,079	9,550	50.1%
Operating loss	(10,169)	(7,098)	(3,071)	43.3%	(28,301)	(18,724)	(9,577)	51.1%
Other income	4,692	1,475	3,217	218.1%	10,707	2,115	8,592	406.2%
Loss from continuing operations	(5,477)	(5,623)	146	(2.6)%	(17,594)	(16,609)	(985)	5.9%
Income (loss) from operations of discontinued operations	767	(176)	943	(535.8)%	1,357	1,469	(112)	(7.6)%
Gain on sale of discontinued operations	—	300	(300)	(100.0)%	—	7,919	(7,919)	(100.0)%
Net income from discontinued operations	767	124	643	518.5%	1,357	9,388	(8,031)	(85.5)%
Net (loss) of continuing and discontinued operations	(4,710)	(5,499)	789	(14.3)%	(16,237)	(7,221)	(9,016)	124.9%
Net loss attributable to non-controlling interests	—	220	(220)	(100.0)%	—	2,074	(2,074)	(100.0)%
Net loss attributable to the Partnership	$(4,710)	$(5,719)	$1,009	17.6%	$(16,237)	$(9,295)	$(6,942)	(74.7)%

Comparison of the three months ended September 30, 2023 and 2022

Revenues

For the three months ended September 30, 2023 and 2022, revenue was $0.3 million and $0.2 million, respectively.

Total Net Operating Expenses

For the three months ended September 30, 2023 and 2022, operating expenses were $10.5 million and $7.2 million, respectively. This represents an increase of $3.2 million, or 44.8%, primarily due to a $3.2 million increase in legal fees.

Operating Loss

For the three months ended September 30, 2023 and 2022, operating loss was $10.2 million and $7.1 million, respectively. This represents an increase of approximately $3.1 million or 43.3%. This change can be explained as a combination of the above described changes in operating expenses.

Income from Discontinued Operations

For the three months ended September 30, 2023 and 2022, net income from discontinued operations was $0.8 million and $0.1 million, respectively. This represents an increase of $0.6 million or 518.5%. Income from discontinued operations is from the disposed automotive retail business. The 2022 gain on sale of discontinued operations represents a $0.3 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

Comparison of the nine months ended September 30, 2023 and 2022

Revenues

For the nine months ended September 30, 2023 and 2022, revenue was $0.3 million and $0.4 million, respectively.

Total Net Operating Expenses

For the nine months ended September 30, 2023 and 2022, operating expenses were $28.6 million and $19.1 million, respectively. This represents an increase of $9.6 million, or 50.1%, primarily due to an $8.0 million increase in legal fees and the absence of a gain of $2.3 million for the nine months ended September 30, 2023 from Middleneck which was sold in March, 2022, partially offset by a $1.0 million decrease in other professional fees.

Operating Loss

For the nine months ended September 30, 2023 and 2022, operating loss was $28.3 million and $18.7 million, respectively. This represents an increase of approximately $9.6 million or 51.1%. This change can be explained as a combination of the above described changes in operating expenses.

Income from Discontinued Operations

For the nine months ended September 30, 2023, net income from discontinued operations was $1.4 million and $9.4 million, respectively. This represents a decrease of $8.0 million or 85.5%. Income from discontinued operations is from the disposed automotive retail business. The 2022 gain on sale of discontinued operations represents a $7.6 million income payment which was contingent on the future sales of a portfolio company sold in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the components of working capital as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$50,706	$334,427
Investment securities	297,847	—
Total current assets	422,883	423,632
Total current liabilities	50,366	53,876
Working capital	372,517	369,756
Total assets	$564,901	$602,175

Debt obligations are summarized below as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Promissory notes	$3,958	$—
Lines of credit	1,521	1,624
Installment notes	50	125
Total long-term debt	5,529	1,749
Less: current maturities	(4,175)	(1,724)
Total long-term debt, net of current portion	$1,354	$25
Finance lease liabilities	$132	$383
Less: current portion	(132)	(224)
Finance lease liabilities, net of current portion	$—	$159

Operating lease liabilities	$5,285	$6,031
Less: current portion	(2,507)	(2,533)
Operating lease liabilities, net of current portion	$2,778	$3,498

The Partnership’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 were as follows:

	September 30,	September 30,
(Dollars in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$(14,595)	$(1,901)
Investing activities	(284,079)	53,469
Financing activities	(3,269)	(74,008)
Effect of exchange rate changes on cash	(5)	(44)
Net decrease in cash and cash equivalents	$(301,948)	$(22,484)

Total cash, cash equivalents and investment securities on hand at September 30, 2023 and December 31, 2022 was $348.6 million and $334.4 million, respectively. In addition to this amount, there was a total of restricted cash of nil and $18.2 million, respectively, as of September 30, 2023 and December 31, 2022. Included in cash on hand was $30.8 million and $22.6 million as of September 30, 2023 and December 31, 2022, respectively, held by certain subsidiaries of the Partnership. As of September 30, 2023 and December 31, 2022, the Partnership had working capital (current assets less current liabilities) of $372.5 million and $369.8 million, respectively. Working capital as of September 30, 2023 and December 31, 2022 is inclusive of approximately $4.2 million and $1.7 million, respectively, in current maturities of long-term debt.

The Partnership has incurred losses from continuing operations and has used cash to finance its operating activities. The Partnership incurred a net loss from continuing operations of $37.0 million and used cash in operating activities of $14.6 million for the nine months ended September 30, 2023. The Partnership recorded net income of $1.4 million from discontinued operations during the nine months ended September 30, 2023. We may continue to generate operating losses and use cash in our operating activities for the foreseeable future.

As discussed in “Item 1. Legal Proceedings” in Part II, the Partnership, our General Partner and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings, many of which expose the Partnership to potential financial loss. However, any liability originating from such contingencies which would require an outflow of cash would most likely not be charged to the Partnership, and if such payments were to occur, any such payments would most likely not occur until the second half of 2024 at the earliest, and are not estimable at this time. Based on the complexity of these issues, the Partnership anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the slowdown due to the lingering effects of the pandemic, some or all of these matters may not be resolved for several years.

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

Nine months ended September 30, 2023 compared to September 30, 2022

Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2023 compared to $1.9 million for the nine months ended September 30, 2022. This change of approximately $12.7 million was primarily due to an increase in net loss adjusted for non-cash items and an increase in cash generated by working capital in part due to increases in asset impairment of $15.0 million, income from equity method investments of $2.3 million, amounts due to related parties of $4.4 million gain on reduction of contingent liability of $5.9 million, and bad debt expense of $2.3 million partially offset by decreases in customer deposits of $7.3 million, contract assets of $13.9 million, accounts payable and accrued expenses of $5.9 million, gain on disposal of business of $0.7 million, accounts receivable of $2.5 million, loss on extinguishment of debt of $4.5 million, and depreciation and amortization of $2.0 million.

Net cash used in investing activities was $284.1 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $53.5 million for the nine months ended September 30, 2022. Cash flows from investing activities primarily related to acquisitions, capital expenditures and divestitures. The change of approximately $337.5 million was primarily due to the net purchase and sales of short term U.S. Treasury Bills investments of $297.1 million, the sale of Experience Care during the nine months ended September 30, 2023 of $12.7 million, the purchase of ALN during the nine months ended September 30, 2023 of $11.7 million compared to the sale of Greenwave during the three months ended September 30, 2022 for $14.3 million, a decrease of $24.9 million in distributions received from investees and a decrease of $2.1 million in proceed from the sale of debt investments.

Net cash used in financing activities was $3.3 million for the nine months ended September 30, 2023 compared to $74.0 million for the nine months ended September 30, 2022. The change of approximately $70.7 million was primarily due to a decrease in the repayment of loans payable of $56.2 million, a decrease of $6.5 million in the repayment of notes payable - related party, a decrease in distributions to partners of $5.5 million and a decrease in distributions to non-controlling interests of $3.9 million, partially offset by a purchase of non-controlling interests of $1.5 million.

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

The following table summarizes our payment obligations under certain contracts on September 30, 2023. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2024	2025-2026	2027-2028	2029+	Total
Contractual obligations
Debt obligations	4,175	1,354	—	—	5,529
Interest on debt and notes payable	363	38	—	—	401
Operating and finance leases, including imputed interest	2,874	2,037	565	400	5,876
Total	$7,412	$3,429	$565	$400	$11,806

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K filed with the SEC on March 31, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at September 30, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information reporting purposes and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and nine months ended September 30, 2023, the Partnership accrued $4.9 million and $12.1 million, respectively, and $2.1 million and $2.4 million for the three and nine months ended September 30, 2022, respectively of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Objections to the Report and Recommendation, and all responses submitted thereto, were filed with the EDNY Court as of September 29, 2023. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling; it will not become a legally binding Order until it is adopted by the EDNY Court. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the decision to the United States Court of Appeals for the Second Circuit.

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

Also on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the Judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is currently scheduled for April 4, 2024.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue in the case. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. Plaintiffs have filed their objection to and appeal of the Court’s decision.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On October 3, 2023, Respondents requested a conference before the panel regarding Respondents’ request to stay the arbitration until a decision is issued by the EDNY Court on the appointment of a Receiver over GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

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

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami-Dade County, Case No. 2023-021013-CA-01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami-Dade County, Florida, making a formal legal record of GPB and the other Plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Neither Dibre nor 2150 Aventura Realty LLC has appeared in the case. Accordingly, on or about September 29, 2023, the Court granted Plaintiffs’ motion for a default against 2150 Aventura Realty LLC, and on or about October 18, 2023, the Court granted Plaintiffs’ motion for a default against Dibre. Any potential ruling in favor of the Partnership cannot be determined at this time.

Portfolio Company Litigation

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations, and has filed claims under various insurance policies to potentially cover any loss. Any potential losses associated with this matter cannot be estimated at this time.

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

Actions Settled During Periods Presented

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1 Automotive, Inc. (“Group 1”), pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1; SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court has been discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement agreement, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Date: November 14, 2023