Form 10-K
period 2023-12-31
GPB Holdings II, LP
filed 2024-03-28
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 55 Old Field Point Road, Suite 1 East Greenwich, CT 06830 (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2023 there were 5,896.37 Class A Limited Partnership Units and 3,164.37 Class A-1 Limited Partnership Units outstanding.

Documents Incorporated By Reference: None.

Exhibit Index is located on page 62 of this filing.

GPB HOLDINGS II, LP AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K” or “Annual Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this Annual Report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason.

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

Divestiture of Substantially All of the Partnership’s Assets

Commencing the second half of fiscal 2023, the Partnership entered into agreements to divest of its portfolio companies previously comprising its Technology-Enabled Services segment. Those divested portfolio companies included Experience Care which was sold on August 23, 2023 for $12.7 million in net cash proceeds, Cantata which was sold on October 24, 2023, for $22.3 million in net cash proceeds and, the entirety of the Partnership’s 96% indirect ownership interest in HealthPrime International, LLC (“HealthPrime” or “HPI”) for which the Partnership entered into an agreement to sell on December 15, 2023, for $190.0 million and the sale was completed on January 19, 2024 (collectively, the Divested Technology-Enabled Services Portfolio Companies”). Also, in the second half of fiscal 2023, Erus Holdings LLC (“Erus”), a 60% owned portfolio company of the Partnership, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. Erus accounted for substantially all of the assets and operational activities of the Partnership’s Energy segment.  The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who is charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. (Erus, together with the Divested Technology-Enabled Services Portfolio Companies, the “Divested Businesses”).

Subject to the Plan of Liquidation discussed below and as of the date of these financial statements, the Partnership continues to hold its investments in Hotel Internet Services, LLC, (“HIS”) and Quantum Energy Holdings, LLC, (“Quantum”). These investments were previously accounted for under the equity method and included as part of the Technology-Enabled Services segment and the Energy segment, respectively, but are now included as part of the Partnership’s remaining Corporate and Other segment.  See “Note 7. Equity Method Investments” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules” for more information.

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet as of December 31, 2023 and 2022, respectively and the results of operations and cash flows as discontinued operations in the Consolidated Statements of Operations and Cash Flows for all periods presented.

See “Note 6. Discontinued Operations and Assets Held for Sale” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules for more information.

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries which were engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) regularly reviewed consolidated financial information, evaluated overall strategic performance, and allocated resources to the

Partnership in three distinct segments, the Technology-Enabled Services segment, the Energy segment and the Corporate and Other segment. After the divestiture of substantially all of our assets, we are now reporting our business operations solely as one segment, “Corporate and Other”:

The Corporate and Other segment primarily consists of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an equity method investment. The Partnership has a 50% non-controlling equity method investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS as of December, 31 2023, which is accounted for under the equity method. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues. GPB Prime, Quantum and HIS were formerly accounted for under the equity method but are now accounted for at net realizable value pursuant to our Plan of Liquidation (see below). In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Plan of Liquidation

Concurrent with reaching an agreement in principle to sell all of the Partnership’s membership interests in HPI, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the HPI Transaction (see above) which closed on January 19, 2024, and that no further plans to deploy capital in other investments are contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the adoption of the liquidation basis of accounting as of December 31, 2023.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on December 29, 2023. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2023.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is, in part, driven by the anticipated sale of the remaining Partnership assets and the anticipated commencement date for the Criminal Case (see “Item 3. Legal Proceedings”). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements and the amount if any, ultimately distributed to our Limited Partners.

SEC Action, Monitorship and Related Matters

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U. S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person, who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (the “Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application” and “Proposed Order”). The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions as well as any arbitrations presently pending against GPB and the GPB-managed funds, or to be filed in the future and provides for a centralized claims process in the EDNY Court for GPB’s Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation (“R&R”), recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would also have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

The following discussion of the authority of various governing bodies related to GPB is qualified by reference to the Amended Monitor Order. See “Item 3. Legal Proceedings” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide management and operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the

General Partner as described above and in “Item 3. Legal Proceedings”. The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Board (now three members, see “Item 10. Directors, Executive Officers and Corporate Governance”) was appointed, the remaining three members are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

Pursuant to a Management Service Agreement with GPB (“MSA”), Highline currently oversees, on GPB’s behalf, all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operation. As a result, Highline provides independent oversight and review of most aspects of our operations.

The initial iteration of the MSA was dated January 1, 2020. An amendment in May 2020 set forth that the MSA would be in effect for an initial three-year term, effective from January 1, 2020 through December 31, 2023. The MSA was subsequently amended in August 2021, through which the initial term of the MSA was extended to a five-year term, through December 31, 2024.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any MSA, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB nominated and elected the initial directors to the Board.

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

Pursuant to the April 14, 2021, Amended Monitor Order, operational and financial decisions made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

For further discussion of the relationship between GPB and Highline, see “Item 10. Directors, Executive Officers and Corporate Governance” elsewhere in this Annual Report.

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we employed approximately 3,800 persons on a full-time equivalent basis, including 3,400 in Technology-Enabled Services the sale of which completed on January 19, 2024. We believe our employees are our greatest asset and we are committed to supporting our employees’ professional development as well as providing competitive benefits and a safe, inclusive workplace. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. They are guiding principles that we live by every day and are evident in everything we do and are dedicated to preserving operational excellence and being an employer of choice. Our employees are fairly compensated, without regard to gender, race, ethnicity, religion, age, disability, sexual orientation, or expression. None of our employees are represented by a labor union, and our management considers its relations with our employees to be good.

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

OUR SEGMENTS

ASC 280, Segment Reporting, requires use of the management approach model for segment reporting, which considers how management organizes segments within the Partnership to allocate resources, make operating decisions and assess performance. The reportable segments were among the business activities of the Partnership for which discrete financial information was available and for which operating results were regularly reviewed by its chief operating decision maker. The Partnership’s chief operating decision maker is the Chief Executive Officer of GPB. Management deemed operating segments that exceeded certain quantitative thresholds to be reportable segments. Our segments coincided with how our businesses were managed.

Prior to the divestiture of substantially all of the Partnership’s assets, we operated in three segments: Technology-Enabled Services, Energy and Corporate and Other. After the sale of our assets, we are now reporting our business operations solely as “Corporate and Other”.

The “Corporate and Other” segment primarily consists of other operating segments that were not reportable under the quantitative thresholds, or are selling, general and administrative expenses of the Partnership.

Segment results incorporated the revenues and expenses of consolidated subsidiaries from the date of acquisition.

Our strategy, in the segments in which we chose to participate, was to own and operate, in whole or in part, income producing, middle-market private companies primarily in North America which had a focus on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we owned controlling interests in operating companies and provided managerial expertise and working capital to develop the operations and enhance the overall value of the business. In other situations, we owned equity interests that enabled us to exercise significant influence but not control over the businesses. Following our strategy, we classified the earnings from our investments in entities where we had the ability to exercise significant influence as a component of operating income in our Consolidated Statements of Operations.

Our focus was on owning and operating our portfolio companies in our Technology-Enabled Services and Energy segments. We also intended to maintain and maximize the value of all of our other investments, which were made for the purpose of generating income from operations on a long-term basis. We considered strategic transactions on an opportunistic basis, such as spinoffs of businesses, the sale of one or more portfolio companies, or the sale of one or more of our business segments.

TECHNOLOGY-ENABLED SERVICES

Commencing in 2023, we no longer consolidate the Technology-Enabled Services segment within our financial results or reflect the financial results of this segment within our continuing results of operations. The historical results of operations and financial positions of the Technology-Enabled Services segment through the date of sale, are reported as Discontinued Operations in the Consolidated Financial Statements.

Business plan

Management’s business plan primarily focused on the Technology-Enabled Services segment and the portfolio companies within this strategy. Management believed that the expertise and experience of the investment team in this segment would provide the greatest returns for the Limited Partners. The Partnership intended to continue to work with the current Technology-Enabled Services portfolio companies to improve the efficiency of operations, profitability and continue to produce income for future distributions prior to the plan of liquidation.

Healthcare IT

Our Healthcare IT portfolio companies focused on revenue cycle management (“RCM”) services and electronic healthcare records (“EHR”) software. The products provided include the sale, licensing, hosting and support of various enterprise level clinical and financial software platforms for large and small ambulatory, acute and long-term care facilities within the private sector.

The services provided relate to the coding, billing, collection, and analytics around payor side patient encounters for nearly all healthcare provider specialties. Our product suite consisted of the following categories:

●	RCM software, which stores, manages, and codes patients’ billing records to be used for payor and insurance provider billing;
●	Clinical EHR software, consisting of applications that intake, receive, process, and catalog various patient health data generated from provider encounters. In addition, a patient-facing portal is provided, which centralizes critical patient data across the organization;
●	General financial statement preparation/accounting software, which include applications used to manage the general ledger, including accounts payable, accounts receivable, fixed assets, etc., within the healthcare industry;
●	RCM services, which includes the process of identifying, collecting and managing the healthcare practice’s revenue from payers based on the services provided; and
●	Data analytics and insight packages related to clinical and financial metrics that are provided to healthcare stakeholders to improve care outcomes.

We acquired controlling interests in companies that had strong established relationships with their customer bases:

●	Meta Healthcare IT Solutions, LLC doing business as Cantata Health, LLC (“Cantata”), which was sold on October 24, 2023, that focused on RCM and EHR software solutions for post-acute and behavioral health environments.
●	Cantata Healthcare Solutions, LLC doing business as Experience Care, LLC, (“Experience Care”) which was sold on August 23, 2023, that focused on RCM and EHR software solutions for long term care, skilled nursing, and assisted living environments.
●	HPI, which was sold on January 19, 2024, provided revenue cycle management and data/analytics based practice management tools for small to large independent medical groups across the U.S.
●	ALN Medical Management, LLC, (“ALN”), which operated as a provider of revenue cycle management and business related management services, which had been consolidated into HPI.
●	AdvantEdge Healthcare Solutions, Inc. and its wholly-owned subsidiary AdvantEdge Healthcare Solutions Pvt. Ltd. (“AHS”), which focused on RCM solutions to physician practices and institutions in the U.S., which had been consolidated into HPI.
●	Micro Development Services, Inc. (“MDS”), which operated as a consultative healthcare IT system and EHR software vendor for ambulatory physician groups in the U.S., which had been consolidated into HPI.
●	Pro-Comp Software Consultants, Inc., which focused on EHR software, which had been consolidated into Cantata.

Healthcare IT Industry

Strategy

Our strategy in our Healthcare IT portfolio focused on a customer base that allowed us to recognize a high percentage of monthly recurring revenue (“MRR”) compared to one-time installation revenues. Once a customer formed a relationship with one of our Healthcare IT portfolio companies, they tended to remain with us through multi-year renewable contracts due to the significant time and resources required to switch providers. In addition to MRR streams, our Healthcare IT portfolio companies offered additional high margin professional services (e.g., system and process evaluation and implementation). These types of services require trained IT professionals to provide service on the ground and in-house. Our objective was to leverage our established customer relationships in order to effectively function as an outsourced IT department.

Competition

There is substantial competition in the Healthcare IT industry, which included consolidation of our customer base as a result of merger and acquisition activity. Many of our competitors have demonstrated an ability to be more nimble and reacted to the changing industry trends before were able to. We also competed with various regional RCM companies, some of which had greater financial resources than us.

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

Seasonality

Seasonality was not a significant factor for our Healthcare IT sector as contracts entered into tended to be long-term in duration.

Regulatory

As participants in the healthcare industry, our operations and relationships in the Technology-Enabled Service Segment, and those of our Technology-Enabled Services clients, were regulated by a number of foreign, federal, state and local governmental entities. The impact of these regulations on us is both direct and indirect in terms of the level of government reimbursement available to our Technology-Enabled Services clients and in that, in a number of situations, even if we are not directly regulated by specific healthcare laws and regulations, our products must be capable of being used by our Technology-Enabled Services clients in a manner that complies with those laws and regulations.

For additional information regarding these risks and their potential to materially adversely impact our business, see “Item 1A. Risk Factors—Risks Related to Our Business and Segments—We are subject to a number of extensive governmental laws and regulations. Failure to comply with these laws and regulations can be costly and time consuming”.

Intellectual Property

There is no remaining material intellectual property.

ENERGY

Commencing in 2023, we no longer consolidate the Energy segment within our financial results or reflect the financial results of this segment within our continuing results of operations. The historical results of operations and financial positions of the Energy segment through the date of bankruptcy, are reported as Discontinued Operations in the Consolidated Financial Statements.

We had a controlling ownership position in one company in the retail energy sector which comprised our Energy segment. Erus filed for Chapter 7 protection on November 8, 2023, which resulted in the segment being accounted for as discontinued operations, Erus was located in Phoenix, Arizona, and had built a vertically integrated business model, where it provided installation of solar panel systems that Erus purchased from third-party manufacturers. Erus’ customers were residential and small to middle market commercial businesses located primarily in Arizona, New Mexico and Texas. Erus’ vertically integrated model was designed to lower customer costs and offer consumers solar equipment through scalable, cost-effective and consumer-friendly sales channels. These channels consisted of an online lead generation function, including through third-party lead providers, a tele-sales and field sales team, a direct-to-home sales force, a retail sales team and a project management and installation organization.

Supply Chain Disruptions

Erus was impacted by supply chain issues, which slowed installation times and resulted in higher product costs. In addition, Erus’ operations were subject to general interest rate risks. The solar industry has, and continues to experience supply chain disruptions due to ongoing economic uncertainty, as well as issues related to (i) the Antidumping and Countervailing Duties Anti Circumvention for

solar panels imported into the United States from Cambodia, Malaysia, Thailand and Vietnam filed by a domestic solar manufacturer, (ii) the Uyghur Forced Labor Protection Act and Forced Labor Withhold Release Order and tariffs imposed under Section 201 of the Trade Act of 1974, (iii) any future disruptions due to the ongoing conflict between Russia and Ukraine, if any, and (iv) a rise in global inflationary pressures. Although the supply chain disruptions eased, the shortage of certain electrical components used in the manufacturing of Siemens and Eaton meter cans caused delays in achieving Permission-to-Operate (“PTO”) status, a critical milestone when revenue can be recognized. Erus’ management worked closely with its suppliers to ensure the required materials for its systems were ordered and obtained prior to their scheduled installation date and, in the event of a delay, alternative installation plans were put in place in a timely manner and in compliance with the applicable utility company guidelines and any local, state or federal laws or regulations.

Business Plan

Management’s business plan in the Energy segment was to work closely with Erus to improve efficiency of operations, profitability and to produce income for future distributions.

Strategy

Our energy investments were originally conceived to capitalize on growth and unique opportunities in the deregulated retail energy and in the renewable energy markets which were viewed as related and synergistic.

Competition

Erus’ primary competitors were other solar Photovoltaics (“PV”) system sales and installation companies. These included dedicated residential solar sales companies, dedicated residential solar installation companies and similar vertically integrated residential solar PV companies.

Seasonality

Erus’ quarterly solar PV system revenue fluctuated due to a variety of factors, including timing of installation and seasonal factors, particularly in the fourth quarter as a result of the holiday season and weather-related installation delays.

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

As a result of these market dynamics, with usage increasing many-fold in winter and dropping off significantly in summer, significant seasonality-related risk management was required. Revenue and profitability follow seasonal patterns and were subject to market and weather based volatility.

Regulatory

Historically, our Energy strategy had been almost entirely focused on serving the retail deregulated energy sector, and thus there was substantial risk relating to deregulated energy markets, regulatory action, changes in regulatory framework and was highly dependent upon competition, pricing and other factors relating to deregulated competitive energy markets.

The retail energy industry is highly regulated and faces risks due to increased and rapidly changing regulation.

CORPORATE AND OTHER

Our “Corporate and Other” segment is comprised of (i) Lending Operations, (ii) a 50% non-controlling investment in Quantum, (iii) a 31% non-controlling investment in HIS, (iv) a continued 33.5% investment in Prime Automotive Group, which is included in discontinued operations, and (v) the discontinued operations of Energy, Technology-Enabled Services, Automotive Retail and Physical Therapy segments.

Business Plan

Going forward, we intend to pursue strategic dispositions of the assets from these businesses that have not yet been disposed of in the “Discontinued Operations and Dispositions” section below, with a goal of maximizing our returns for investors. The timing and our ability to dispose of these assets remains uncertain, and we will continue to evaluate potential disposition options, however there can be no assurances that we will be successful in finding opportunities favorable to us. While we continue to own these assets, we intend to continue to provide managerial expertise to develop and enhance the operations and overall value of the businesses.

DISCONTINUED OPERATIONS AND DISPOSITIONS

Technology-Enabled Services

On December 15, 2023, the Partnership entered into an agreement to sell the entirety of the Partnership’s 96% indirect ownership interest in HPI, for $190.0 million. The net assets of HPI are included in assets held for sale as of December 31, 2023. This sale was completed on January 19, 2024.

On October 24, 2023, the Partnership sold 100% of its equity interests in Cantata for $22.3 million in net cash proceeds. The Partnership recorded a gain of approximately $1.5 million on disposal of the business in October 2023. The gain on sale is recorded as a component of gain on sale of discontinued operations in the Consolidated Statement of Operations.

On August 23, 2023, the Partnership sold the assets and liabilities of Experience Care for $12.7 million in net cash proceeds. The Partnership recorded a gain of approximately $7.5 million on disposal of the business in August 2023. The gain is recorded as a component of gain on sale of discontinued operations in the Consolidated Statement of Operations.

Energy

Erus, which comprised the majority of the assets and operating activity in the Energy Segment, filed for Chapter 7 protection on November 8, 2023. The combination of increasingly higher interest rates, and lower installation activity led to increasingly difficult conditions in the sector, and had a direct material impact on Erus’ business, profitability and cash-flow. In response, Erus implemented a number of initiatives and explored strategic alternatives, including a sale of the business. Despite best efforts to aggressively restructure the business and consummate a sale, management, working with its legal, financial and other advisors, decided that it was in the best interests of all Erus stakeholders for the Erus entities to cease business operations and file Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who will be charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. In the year ended December 31, 2023, the Partnership recorded write-offs of materials and inventory to its net realizable value resulting in charges of $4.2 million recorded in cost of goods, $4.5 million as it relates to contract assets in selling, general and administrative expenses, and $15.0 million in impairment of goodwill and intangible assets were recorded in impairment of goodwill and intangibles in the Consolidated Statements of Operations. These charges are now included in (loss) income from discontinued operations.

On January 31, 2022, Greenwave Energy, LLC (“Greenwave”), a subsidiary of the Partnership, entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for net proceeds of $4.4 million which were received in January 2022. The Partnership recorded a gain of approximately $4.4 million on disposal of the business in 2022.

Sale of Automotive Dealerships

On September 12, 2021, GPB Portfolio Automotive, LP (“APLP”), Automile Parent, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC (“Capstone II”), Automile TY Holdings, LLC (each, a “Seller” and collectively, the “Sellers”) and Prime Real Estate Holdings, LLC (the “Real Estate Equity Seller” and, together with the Sellers, the “Seller Parties” and, together with their respective subsidiaries, the “Selling Entities”), each a Delaware limited liability company, entered into a purchase agreement (the “Automotive Purchase Agreement”) with Group 1 Automotive, Inc. (the “Purchaser” or “Group 1”), a Delaware corporation (the “Group 1 Sale”). Pursuant to the Automotive Purchase Agreement, the Seller Parties agreed to sell substantially all of the assets of the Selling Entities (“Prime Automotive Group”). APLP and Holdings II are each invested in GPB Prime through the Sellers, Holdings II through its wholly owned subsidiary Capstone II (owner of Orangeburg Subaru, LLC “Orangeburg”) and APLP through its interest in the other Sellers.

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

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real estate includes $763.6 million received directly by GPB Prime which was, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, GPB Prime reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for a distribution to APLP and the Partnership, of a sum of $570.0 million, $188.8 million of which was distributed to the Partnership. During 2023, $18.3 million was distributed to the Partnership. In January 2024, an additional $2.3 million was distributed to the Partnership. The carrying value of the investment at December 31, 2023 and 2022 was $3.8 million and $21.6 million, respectively, is included in liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation and assets held for sale in the Consolidated Balance Sheet, respectively.

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

We no longer consolidate the Technology-Enabled Services, Energy, Automotive and Physical Therapy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Technology-Enabled Services, Energy, Automotive and Physical Therapy segments are reported as Discontinued Operations in the Consolidated Financial Statements. For further information on discontinued operations, See “Note 6. Discontinued Operations and Assets Held for Sale” to the Consolidated Financial Statements in “Item 15. Financial Statements and Supplementary Data”.

Sale of Riverwalk Tower

On September 17, 2021, GPB Riverwalk LLC, a Delaware limited liability company (“GPBR”) and a wholly owned subsidiary of the Partnership, and TRD Riverwalk LLC, an unrelated Florida limited liability company (“TRD”), entered into an Agreement on Purchase of Membership Interests (the “APMI”). The APMI provides for the sale of all the membership interests held by GPBR in Riverwalk Tower, LLC in exchange for a $28.3 million promissory note payable, bearing interest at 9.5% per annum compounded annually, up to the receipt by GPBR of $20.8 million, whereupon the interest will terminate and no longer accrue. The promissory note is open ended with no fixed term. Because of the uncertainty with collection of the promissory note, the Partnership recorded a loss on disposal of business of $5.3 million in the Consolidated Statement of Operations equal to the carrying value of the net investment in Riverwalk Tower LLC at the date of its sale. In the event it becomes probable that the promissory note will be paid by TRD, the Partnership may record an asset equal to the estimated amount of expected proceeds in the Consolidated Statement of Net Assets in Liquidation.

Other Sales

In March, 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in the 2022 Consolidated Statements of Operations.

Item 1A. Risk Factors

Our net assets in liquidation and changes in net assets in liquidation, and the performance of our limited partnership interests, which we refer to as “Units”, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that our Limited Partners and prospective Limited Partnership Unitholders should consider include, but are not limited to, the following:

RISKS RELATED TO THE PARTNERSHIP AND PLAN OF LIQUIDATION

We may not be able to pay liquidating distributions to our Limited Partners at the times and in the amounts expected.

We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the ultimate amount of our expenses associated with completing our monetization strategy, our liabilities, our operating costs and amounts to be set aside for claims, obligations and expenses during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to Limited Partners or the timing of any such distributions.

If we fail to retain sufficient funds to pay the liabilities actually owed to our creditors, each Limited Partner receiving liquidating distributions could be liable for payment to our creditors for such Limited Partners’ pro rata share of any shortfall, up to the amount actually distributed to such Limited Partner in connection with the dissolution.

Under Delaware law, in the event we fail to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, each Limited Partner could be held liable for payment to our creditors for claims brought during the three-year period after the effective date of dissolution, up to the lesser of (1) such Limited Partner’s pro rata share of amounts owed to creditors in excess of the contingency reserve, and (2) the amounts previously received by such Limited Partner in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a Limited Partner could be required to return part, or all, of the distributions previously made to such Limited Partner in the dissolution, and a Limited Partner could receive nothing from us under the Plan of Liquidation, but no Limited Partner will be liable for claims against the Partnership in excess of their capital account balance. Moreover, in the event a Limited Partner has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a Limited Partner incurring a net tax cost if the Limited Partner’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

Our Limited Partners may not receive distributions to fully return their invested capital.

There can be no assurance that the Partnership will pay its operating expenses, liabilities, and obligations during the liquidation and wind-down process, and make distributions to its Limited Partners to fully return their paid capital, or any distributions at all in excess of their paid-in capital.

We and the General Partner are involved in material litigation arising from the operations of the Partnership. Resolving litigation disputes can be costly and time consuming.

The Partnership, the General Partner, as well as Ascendant and Axiom Capital Management, Inc. (“Axiom”), affiliated broker-dealers, and current and former officers and employees of the foregoing, are defendants in lawsuits arising from the sale and marketing of the Units, including fees paid in connection therewith, and the operation of the Partnership, including the dissemination of information to Limited Partners regarding the Partnership and Partnership distributions. These lawsuits variously allege fraud and misrepresentation, misuse of investor funds, breach of fiduciary duty and other causes of action and seek substantial damages, injunctive relief, rescission, disgorgement and other remedies. As a result of outstanding litigation, there may be significant legal fees incurred by the Partnership.

GPB faces various regulatory and governmental matters, certain of which arise from its activities as our General Partner. See “Item 3. Legal Proceedings” for more details.

We intend to defend against these claims vigorously, however an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition or results of operations. Any restriction on GPB’s ability to conduct business as an investment advisor registered under the Investment Advisors Act of 1940 could materially and adversely affect its ability to manage the Partnership and our businesses and investments.

The Partnership was required under federal securities laws to file a Registration Statement on Form 10 (“Form 10”) and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act. The Partnership failed to file a Form 10 until May 2022. Owners of Class A Units and Class A-1 Units would have lacked material information about the Partnership prior to the filing of the Form 10 and may have been harmed by the Partnership’s delay in filing. The SEC has filed a lawsuit against the General Partner, and one of the allegations in the lawsuit is that the Partnership failed to file a Form 10 when required. The Partnership has incurred expenses in advancing funds to the General Partner to pay for its attorney’s fees and costs in that lawsuit, and is expected to continue to incur expenses in that regard.

GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, some or all of these matters may not be resolved for several years.

We and our portfolio companies are involved, and likely will continue to be involved, in legal proceedings arising out of the operations of the Partnership. We may even become involved in litigation involving our former portfolio companies even after we have divested all our interests in such companies. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, or results of operations.

In the event settlement discussions regarding class action lawsuits or any pending regulatory investigations are unsuccessful, any liability which would require an outflow of cash from the Partnership is unlikely. However, if such event did occur, the amount and timing of any such payment is not estimable at this time.

GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals some or all of these matters may not be resolved for several years.

We are advancing funds to officers and directors, as well as GPB, its principals and representatives, for any reasonable costs they may incur in connection with defending themselves in such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes. The officers, directors and representatives of our dealerships (including our personnel or persons affiliated with GPB) may similarly receive funds by such dealerships. These arrangements to advance funds may result in contingent liabilities, for which we established reserves and escrows. In that regard, distributions to Limited Partners may be delayed or withheld until such reserve is no longer needed or the escrow period expires. If the amounts of such reserves or escrows are insufficient, such liabilities might ultimately have to be funded by Limited Partners to the extent that such Limited Partners have received prior cash distributions from us.

We expend significant financial and other resources to comply with the requirements of being a public reporting entity.

As a public reporting entity, the Partnership is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with respect to material events affecting our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in both Sarbanes-Oxley and the Dodd-Frank Act that required changes in our corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We may expend substantial resources developing and maintaining procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting entities. In order to ensure the effectiveness of our disclosure controls and procedures and our internal control, significant financial and human resources as well as management oversight would be required. In particular, to achieve compliance with Sarbanes-Oxley internal control mandates within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

We expect to incur significant annual costs related to our public company status including, among other things, to directors’ and officers’ liability insurance cost, director fees, SEC reporting expenses, additional administrative expenses payable to GPB or affiliated entities to compensate them for hiring additional accounting, legal and administrative personnel, and legal fees and similar expenses.

We have concluded that there are material weaknesses in our system of internal control over financial reporting, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement internal control over financial reporting could cause us to fail to meet our reporting obligations. We have determined that material weaknesses in our internal control over financial reporting exist in part as a result of insufficient and ineffective controls within our financial close and reporting process. Moreover, the Partnership did not design and implement effective control over our control environment, risk assessment, control activities and monitoring activities with regard to our processes and procedures commensurate with our financial reporting requirements which were determined to be material weaknesses.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

Our information technology systems are important for operating our business efficiently. We rely on information systems to effectively manage our business and the preparation of our consolidated financial and operating data. Despite the security measures we plan to have in place and any additional measures we may implement, our facilities and systems, and those of any third-party service providers, could be vulnerable to security breaches, ransomware, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. The failure of information systems to perform as designed, the failure to maintain and enhance or protect the integrity of these systems or any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or any third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, expose us to third-party claims, result in adverse publicity or otherwise adversely affect our financial condition and results of operations.

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

We collect, process, and retain personally identifiable information regarding Limited Partners and vendors in the normal course of our business. Our internal and third-party systems are subject to risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication, thus presenting an ongoing threat to systems, whether internal or external, used to operate the business in which we operate on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, reputation with current and potential Limited Partners, employees or vendors. We could also experience other operational and financial impacts resulting from investigations, litigation, or imposition of penalties or other means.

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

The Partnership is dependent upon the efforts, experience, contacts and skills of Highline, GPB and its affiliates, as well as those of the independent managers recruited by GPB, to assist in the management of the Partnership. The main governing bodies which ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee, and GPB’s Operation Service Provider, Highline. The structure and composition of each of these bodies is described in “Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K. Various employees of and advisors to GPB provide services to the Partnership, which are in addition to and separate from GPB’s services as General Partner of the Partnership. There can be no assurance that such employees and advisors will continue to provide services to GPB or will continue to function on the Partnership’s behalf. The future loss of any member of the GPB Acquisition Committee, or Highline, any of GPB’s key employees or any GPB or Highline employees or advisors providing services to the Partnership, could have a material, adverse effect on the Partnership, and the recruitment of qualified replacement personnel could prove difficult. We do not maintain any key man insurance for any such individuals. In addition, there is no key man succession plan currently in place.

The events of February 4, 2021, and thereafter, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, may have an adverse impact on the ability of GPB to operate its business and manage the Partnership effectively. The Monitor was granted the authority to approve or disapprove of material actions proposed by Highline, GPB and its affiliates. The Monitor could recommend to the Court that the Partnership liquidate its assets or file for a reorganization in bankruptcy. In addition, pursuant to the Amended Monitor Order of April 14, 2021, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10-K, nor has management sought or obtained approval from the Monitor.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to the Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has since run without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose the Receivership Application. The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order grants to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, or to be filed in the future, and a centralized claims process in the EDNY Court for GPB Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control. If appointed, the receiver could assume the right to operate and manage the business and we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking other activities that we would have otherwise pursued, may be required to settle disputes, including with creditors, in ways that we may not otherwise have agreed to outside of Receivership, or otherwise be subject to reorganization or liquidation.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the Report and Recommendation, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

Expenses related to GPB and Highline are significant and may deplete net assets available for distribution to our Limited Partners.

GPB is entitled to receive the “Managerial Assistance Fee”, described below in this Form 10-K, regardless of whether we or any of our portfolio companies operated or were sold at a profit. Similarly, we are obligated to reimburse GPB for the portion of the total compensation of GPB’s officers and employees relating to the time such officers or employees provide “In-House Services” or “Operations Support Services” to the Partnership regardless of whether we or any of our portfolio companies operated or were sold at a profit. In addition to the fees paid to GPB, Highline is paid an Operation Service Provider (“OSP”) fee for services provided to the Partnership.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. On March 12, 2023, Signature Bank, the Partnerships primary banking relationship, was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as Signature Bank’s receiver. Subsequent to March 12, 2023, GPB began the process of reducing the Partnership’s exposure to Signature Bank. As of the date of this filing, the Partnership’s exposure to Signature Bank is considered by management to not be material to the Partnership.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of Signature Bank would have access to all of their money after only one business day following the date of closure and we and other depositors with Signature Bank received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. On March 19, 2023 Signature Bank’s assets were acquired by Flagstar Bank, N.A. Nonetheless, GPB has secured banking relationships with larger banking institutions. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents and investments in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on the amount of total net assets in liquidation.

RISKS RELATED TO THE UNITS

Our Units are illiquid, have no public market and are generally transferable only with the consent of the General Partner. Redemptions of the Units are at the discretion of the General Partner and have been suspended.

Our Units are not listed on any securities exchange or interdealer quotation system and there is no intention to seek such a listing. There is no established market for the Units. Transfers of Units are permitted under the LPA only with the consent of the General Partner. The Units have not been registered under the 1933 Act or applicable state “Blue Sky” securities laws and cannot be sold unless they are subsequently registered or an exemption from such registration is available. The absence of a market for the Units means that there is an extremely limited opportunity to sell your Units. Units should be viewed solely as long-term, illiquid investments. Accordingly, Limited Partners should be prepared to hold their investments in us for the long-term with the expectation that any returns will be realized only from the effective execution of the Plan of Liquidation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As previously discussed in “Item 1. Business” the Partnership is managed by GPB, through its affiliation with Highline. Among the services provided to the Partnership under the MSA is a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Partnership’s enterprise risk management system as administered and overseen by Highline and addresses the corporate information technology environment.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements.

Highline partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise, including secure cloud storage solutions, firewalls and monitoring software. Highline engages with these partners and their technology to monitor and maintain the performance and effectiveness of its corporate information environment.

Highline has a dedicated specialist who oversees Highline’s cybersecurity efforts on behalf of all of its clients. This specialist is responsible for assessing and managing Highline’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity specialist has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Highline.

The Board oversees the Partnership’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity specialist briefs the CEO, who presents to the Board annually, on the effectiveness of the Partnership’s cyber risk management program and any potential cybersecurity threats. Cybersecurity risks are reviewed by the Board, at least annually, as part of Highline’s corporate risk mapping exercise.

The Partnership faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Partnership has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Partnership’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Related to the Partnership and Plan of Liquidation – Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information” for more information about the cybersecurity risks the Partnership faces.

Item 2. Properties

As of December 31, 2023, the Partnership has approximately 35 leases on office space and warehouse space across the US, Mumbai, India and Province of Heredia, Costa Rica. We believe that our facilities are sufficient for our current needs and are in good condition in all material aspects.

Item 3. Legal Proceedings

We, our General Partner, and our portfolio companies are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds, pursuant to indemnification clauses in the LPA, to officers and directors, as well as to GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. Any advancement of funds does not cover any potential future outcomes or settlements that result from these disputes.

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

In 2023, 2022 and 2021, the Partnership expensed $16.2 million, $8.0 million and $4.0 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. For the year ended December 31, 2023 the Partnership accrued $48.3 million of legal indemnification costs as a component of liability for estimated cost in excess of estimated of receipts during liquidation.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s net assets in liquidation.

Federal Matters

On February 4, 2021, the SEC filed the SEC Action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

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

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person, who was not beholden to Mr. Gentile, would be vetting any significant transactions or decisions, and looking out for the best interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds or to be filed in the future, and provides for a centralized claims process in the EDNY Court for GPB’s Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the Report and Recommendation, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would also have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

On February 4, 2021, seven State securities regulators each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the Partnership disagrees with the allegations against it, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. On March 21, 2024, the District Judge denied Plaintiffs’ appeal of the Magistrate Judge’s order staying the case, and affirmed the order granting Defendants’ motion to stay.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Since that time, the parties have been engaged in discovery. Any potential losses associated with this action cannot be estimated at this time.

TTA Consideration Holdings, LLC f/k/a ALN Medical Management, LLC v. HPI Holdings, LLC (Case No. 2024-0213-NAC)

On or about March 5, 2024, TTA Consideration Holdings, LLC f/k/a ALN Medical Management (“Plaintiff”), LLC filed suit in Delaware Chancery Court against HPI Holdings, LLC (“HPI”).

Plaintiff alleges that HPI improperly refused to issue to Plaintiff a so-called Synergy Earn Out payment that was required to be made per the terms of the January 1, 2023 Asset Purchase Agreement entered into between ALN (as seller) and Health Prime International (as buyer).  Plaintiff contends that HPI is intentionally and wrongfully hindering Plaintiff’s ability to be paid under the applicable agreements between the parties.  HPI denies any wrongdoing in connection with the lawsuit and intends to vigorously defend itself against Plaintiff’s claims. Any potential losses associated with this matter cannot be estimated at this time.

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

Actions Settled or Discontinued During Periods Presented

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations, and has filed claims under various insurance policies to potentially cover any loss. Any potential losses associated with this matter cannot be estimated at this time. Responsibility for the defense of this case remained with the Buyer in the transaction by HPI Holdings LLC to sell its membership interests in HPI Holdco LLC, as described in more detail in “Item 1. Business - Discontinued Operations and Dispositions” and as covered by the escrow agreement.

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1; SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court was discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement of litigation, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

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

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

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

No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Partnership offered $750.0 million in Units, and has issued $688.4 million in total of Class A, Class A-1, Class B, and Class B-1 Units, for which, there is currently no public market, nor can we give any assurance that one will develop. Each class was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D under the Securities Act. As of December 31, 2023, the approximate number of holders of Class A Units was 2,907, of Class A-1 Units was 2,032, of Class B Units was 803 and of Class B-1 Units was 591.

The Partnership was required, under federal securities laws, to file a Form 10 and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act after the end of the first fiscal year in which it first had more than 2,000 holders of record of any Class of Units. The Partnership had more than 2,000 holders of record of Class A Units, and more than 2,000 holders of record of Class A-1 Units, for several years prior to the initial filing of the Form 10 in May 2022. As noted under the heading “Legal Proceedings” in Item 3, and elsewhere in this Form 10-K, the SEC Division of Enforcement has filed a lawsuit against the General Partner of the Partnership. One of the SEC’s allegations against the General Partner was the failure to timely file reports pursuant to Section 12(g) of the Exchange Act.

Because our Units have been acquired by investors in one or more transactions “not involving a public offering,” our Units are “restricted securities” as defined under Rule 144 of the Securities Act and may be required to be held indefinitely. Our Units generally may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted by the General Partner, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Limited Partner may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until the Partnership is liquidated. From August 2018 through the date of this filing, all Unit transfers are currently on a moratorium with no planned relaxing of this hold. Nevertheless, any and all transfers are allowable at the discretion of the General Partner.

As of December 31, 2023, there were 5,896.37 Class A Limited Partnership Units, 3,164.37 Class A-1 Limited Partnership Units, 2,956.08 Class B Limited Partnership Units and 1,604.05 Class B-1 Limited Partnership Units outstanding. All classes have the same rights and the only distinction between classes are the Managerial Assistance fees and Selling and Service fees which are outlined in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

There were no contributions for the years ended December 31, 2023, 2022 and 2021.

The proceeds received from historical issuance were used in accordance with the Partnership’s investment objectives and related expenses outlined in the LPA.

There were no redemptions for the years ended December 31, 2023, 2022 and 2021.

DISTRIBUTION POLICY

After payment of any tax distributions and payment of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2023 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

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

There were no cash distributions for the years ended December 31, 2023, 2022 and 2021.

During the year ended December 31, 2023, 2022 and 2021, there were state tax withholding distributions made on behalf of the Limited Partners of $0.0 million, $1.7 million and $2.1 million, respectively.

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with U.S. GAAP.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partner’s ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partner’s capital contribution or otherwise modify any limitations under the PPM. The Partnership intends to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

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

On February 11, 2021, the EDNY Court issued an Order appointing the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Monitor Order and the April 14, 2021 Amended Monitor Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Item 3. Legal Proceedings” for additional information.

Prior to the sale of substantially all of the Partnership’s assets, our strategy in the segments in which we participated was to own and operate income producing, middle-market private companies primarily in North America on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we provided managerial expertise and investment capital to our portfolio companies in order to develop the operations and enhance the overall value of the business. In other situations, we had equity interests that enabled us to exercise significant influence but not control over the businesses. Following our strategy, we classified the earnings from our investments in entities where we had the ability to exercise significant influence as a component of operating income in our Consolidated Statement of Operations.

Our focus was primarily on owning and operating our portfolio companies in our Technology-Enabled Services and Energy segments.

Divestiture of Substantially All of the Partnership’s Assets

Commencing the second half of fiscal 2023, the Partnership entered into agreements to divest of its portfolio companies previously comprising its Technology-Enabled Services segment. Those divested portfolio companies included Experience Care which was sold on August 23, 2023, for $12.7 million in net cash proceeds, Cantata which was sold on October 24, 2023, for $22.3 million in net cash proceeds and, the entirety of the Partnership’s 96% indirect ownership interest in HPI for which the Partnership entered into an agreement to sell  on December 15, 2023, for $190.0 million and the sale was completed on January 19, 2024 (collectively, the Divested Technology-Enabled Services Portfolio Companies”). Also, in the second half of fiscal 2023, Erus, a 60% owned portfolio company of the Partnership, filed for Chapter 7 protection on November 8, 2023. Erus accounted for substantially all of the assets and operational activities of the Partnership’s Energy segment.  The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who is charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. (Erus, together with the Divested Technology-Enabled Services Portfolio Companies, the “Divested Businesses”).

Subject to the Plan of Liquidation discussed below and as of the date of these financial statements, the Partnership continues to hold its investments in HIS and Quantum. These investments were previously accounted for under the equity method included as part of the Technology-Enabled Services segment and the Energy segment, respectively but now included as part of the Partnership’s remaining Corporate and Other segment.  See “Note 7. Equity Method Investments” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules” for more information.

The Partnership determined that the Divested Businesses qualified as a component under FASB ASC 205-20 because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet as of December 31, 2023 and 2022, respectively and the results of operations and cash flows as discontinued operations in the Consolidated Statements of Operations and Cash Flows for all periods presented.

See “Note 5. Acquisitions and Dispositions” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules” for more information.

Plan of Liquidation

Concurrent with reaching an agreement in principle to sell all of the Partnership’s membership interests in HPI, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership in a Plan of Liquidation. Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the HPI Transaction, and that no further plans to deploy capital in other investments are contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the adoption of the liquidation basis of accounting as of December 31, 2023.

Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The Board formally approved the commencement of the Plan of Liquidation at the Board meeting held on December 29, 2023. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2023.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements and the amount, if any,is ultimately distributed to our Limited Partners.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 29, 2023, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”).

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below:

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented.

The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the day liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Our consolidated financial statements for the year ended December 31, 2023, include a Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and all disclosures necessary to present relevant information about our expected resources in liquidation. Because the approval of our Plan of Liquidation occurred on December 29, 2023, and we adopted December 31, 2023 as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented herein. We will begin to present a statement of changes in net assets in liquidation in our first Quarterly Report on Form 10-Q (Form 10-Q) as of and for the three months ending March 31, 2024. As required by U.S. GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2023.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board, and forecasts generated by our management. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement. Our liabilities are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation as approved by Highline and will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Partnership’s external counsel and contemplates such matters as the sale of the remaining investments in HIS, Quantum and the note receivable from Riverwalk, the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available to be distributed upon liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.

OUR SEGMENTS

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries which were engaged in a number of diverse business activities. Our CODM regularly reviewed consolidated financial information, evaluated overall strategic performance, and allocated resources to the Partnership in three distinct segments, the Technology-Enabled Services segment, the Energy segment and the Corporate and Other segment. After the divestiture of our assets, we are now reporting our business operations solely as “Corporate and Other”.

The Corporate and Other segment primarily consists of other operating entities that are not reportable under the quantitative thresholds under U.S. GAAP, or are the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime. The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS as of December, 31 2023. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues, GPB

Prime, Quantum and HIS were formerly accounted for under the equity method but are now accounted for pursuant to our Plan of Liquidation. In March 2022, the Partnership sold its real estate investment in Middleneck.

Segment results incorporate the revenues and expenses of consolidated subsidiaries and the equity in earnings (loss) of unconsolidated investments accounted for under the equity method from the date of acquisition.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,			2023 vs 2022		2022 vs 2021
					%		%
				Increase	Increase	Increase	Increase
	2023	2022	2021	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Operating expenses (income):
Selling, general and administrative expenses	$25,215	$19,264	$27,611	$5,951	30.9%	$(8,347)	(30.2)%
Managerial assistance fee, related party	5,377	7,852	11,874	(2,475)	(31.5)%	(4,022)	(33.9)%
Loss (income) from equity method investments	4,641	6,777	(3,449)	(2,136)	(31.5)%	10,226	296.5%
(Gain) loss on disposal of business	—	(2,299)	5,334	2,299	100.0%	(7,633)	(143.1)%
Depreciation and amortization	—	—	64	—	—%	(64)	(100.0)%
Total net operating expenses	35,233	31,594	41,434	3,639	11.5%	(9,840)	(23.7)%
Operating loss	(35,233)	(31,594)	(41,434)	(3,639)	(11.5)%	9,840	23.7%
Other income (expense):
Interest income	15,224	4,306	74	10,918	253.6%	4,232	5,718.9%
Other (expense) income	(262)	(1,540)	4,160	1,278	83.0%	(5,700)	(137.0)%
Total other income	14,962	2,766	4,234	12,196	440.9%	(1,468)	(34.7)%
Net loss from continuing operations	(20,271)	(28,828)	(37,200)	8,557	29.7%	8,372	22.5%
(Loss) income from discontinued operations	(22,351)	(2,796)	28,857	(19,555)	699.4%	(31,653)	(109.7)%
Gain on sale of discontinued operations	9,031	12,343	176,799	(3,312)	(26.8)%	(164,456)	(93.0)%
Gain on bankruptcy of discontinued operations	5,413	—	—	5,413	100.0%	—	—%
(Loss) income from discontinued operations, before tax	(7,907)	9,547	205,656	(17,454)	(182.8)%	(196,109)	(95.4)%
Income tax (expense) benefit, discontinued operations	(675)	865	288	(1,540)	(178.0)%	577	200.3%
Net (loss) income from discontinued operations, after tax	(8,582)	10,412	205,944	(18,994)	(182.4)%	(195,532)	(94.9)%
Net (loss) income of continuing and discontinued operations	(28,853)	(18,416)	168,744	(10,437)	(56.7)%	(187,160)	(110.9)%
Net (loss) income attributable to non-controlling interests	(5,512)	2,364	2,420	(7,876)	333.2%	(56)	(2.3)%
Net (loss) income attributable to the Partnership	$(23,341)	$(20,780)	$166,324	$(2,561)	12.3%	$(187,104)	(112.5)%

OPERATING RESULTS

Comparison of the years ended December 31, 2023 and 2022

Total Net Operating Expenses

For the years ended December 31, 2023 and 2022, operating expenses were $35.2 million and $31.6 million, respectively. This represents an increase of $3.6 million, or 11.5%, primarily due to a gain of $2.3 million on the sale of Middleneck on March 18, 2022 with no corresponding gain in 2023 and an increase of $5.9 million in legal expenses, partially offset by decreases of $2.5 million in management assistance fees and a decrease of $2.2 million in loss from equity method investments.

Total Other Income

For the years ended December 31, 2023 and 2022, other income was $15.0 million and $2.8 million, respectively. This represents an increase of $12.2 million, or 440.9%, primarily due to increase of $10.9 million in interest earned on investment securities.

Loss from Discontinued Operations

For the years ended December 31, 2023 and 2022, loss from discontinued operations was $22.4 million and $2.8 million, respectively. This represents a change of $19.6 million or 699.4%. The 2023 loss from discontinued operations is comprised of a $27.9 million loss from the disposed Energy segment relating to the bankruptcy of Erus in November 2023, which was driven by an operating loss of $4.2 million, $8.7 million in write offs of materials, inventory and contract assets, and the impairment of assets of $15.0 million prior to bankruptcy and income of $5.3 million from the disposed Technology-Enabled Services segment following the sale of HPI in January 2024 and $0.3 million from the disposed Automotive Retail segment sold in November 2021. The 2022 income from discontinued operations is comprised of $0.6 million from the disposed Energy segment $2.2 million from the disposed Automotive Retail segment partially offset by a $5.6 million loss from the disposed Technology-Enabled Services segment.

Gain on Sale of Discontinued Operations

For the years ended December 31, 2023 and 2022, gain on sale of discontinued operations was $9.0 million and $12.3 million, respectively. The 2023 gain is comprised of $7.5 million gain on the sale of Experience Care in August 2023 and $1.5 million gain on the sale of Cantata in October 2023. The 2022 gain is comprised of $7.9 million of final earnout payments received in connection with the sale of our professional employer organizations (“PEO”) in February 2020, and $4.4 million gain on the sale of Greenwave in 2022.

Gain on Bankruptcy of Discontinued Operations

For the year ended December 31, 2023, gain on bankruptcy was $5.4 million. The 2023 gain is due to the writing off of certain liabilities that will not be paid in the bankruptcy of Erus in November 2023 with no corresponding gain in 2022.

Comparison of the years ended December 31, 2022 and 2021

Total Net Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $31.6 million and $41.4 million, respectively. This represents an decrease of $9.8 million, or 23.7%, primarily due to decreases of $4.0 million in managerial assistance fees and $3.9 million in OSP fees, as part of ongoing efforts to reduce fees to the Limited Partners, a reduction of $2.7 million in bad debt expenses at Riverwalk which was sold on September 17, 2021, $1.5 million in administrative expenses at Riverwalk from 2021 levels and a decrease of $0.4 million in administrative expenses at Middleneck, a gain of $2.3 million on the sale of Middleneck on March 18, 2022 compared to a loss on the sale of Riverwalk of $5.3 million in 2021 partially offset by a $10.2 million increase in loss from equity method investments primarily due to impairment on Quantum and HIS of $2.9 million and $5.1 million, respectively in 2022, with no corresponding impairment in 2021 and increases in losses from equity method investments of $2.2 million.

(Loss) income from Discontinued Operations

For the year ended December 31, 2022, loss from discontinued operations was $2.8 million as compared to income from discontinued operations of $28.9 million for the year ended December 31, 2021. This represents a change of $31.7 million or 109.7%. The 2022 income from discontinued operations is comprised of $0.6 million from the disposed Energy segment and $2.2 million from the disposed Automotive Retail segment, partially offset by a $5.6 million loss from the disposed Technology-Enabled Services segment. The 2021 income from discontinued operations is comprised of $24.3 million from the disposed Automotive retail segment sold and $3.8 million from the disposed Physical Therapy segment sold in December 2021 and $1.5 million from the disposed Energy segment partially offset by a loss of $0.7 million from the disposed Technology-Enabled Services segment.

Gain on Sale of Discontinued Operations

For the years ended December 31, 2022 and 2021, gain on sale of discontinued operations was $12.3 million and $176.8 million, respectively. The 2022 gain is comprised of $7.9 million of final earnout payments received in connection with the sale of our PEO in February 2020 and $4.4 million gain on the sale of Greenwave in 2022. The 2021 gain is comprised of gains on the sales of the Automotive Retail and Physical Therapy segments of $102.4 million and $74.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has historically relied primarily on cash on hand, investment securities, cash flows from operations, borrowings under our credit facilities, and lines of credit as the main sources for liquidity. We used those funds to invest in capital improvements and additions and to satisfy contractual obligations. Since the adoption of our Plan of Liquidation, as of December 31, 2023, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of December 31, 2023, all significant non-cash assets except for Quantum, HIS, and the Riverwalk promissory note receivable have been liquidated. We had $33.0 million in cash on hand and $340.2 million in Treasury Bills as of December 31, 2023. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Year ended December 31, 2023 compared to December 31, 2022

On December 31, 2023, the Partnership had cash, cash equivalents, restricted cash and investment securities of $373.2 million as compared to $352.7 million as of December 31, 2022, representing an increase of $20.5 million. This increase in cash and restricted cash can be explained by net cash used in operating activities of $20.4 million, coupled with a net cash provided by investing activities of $39.9 million, exclusive of $339.9 million net purchases of and interest receivable on investment securities; a use of cash from financing activities of $4.8 million. On December 29, 2023, it was determined that liquidation of the Partnership was imminent and using a convenience date of December 31, 2023, we transitioned to a liquidation basis of accounting. Our net assets in liquidation as of December 31, 2023 are $477.3 million, which we expect is sufficient to cover estimated costs during liquidation.

Year ended December 31, 2022 compared to December 31, 2021

On December 31, 2022, the Partnership had cash and restricted cash of approximately $352.7 million as compared to approximately $375.8 million as of December 31, 2021, representing a decrease of $23.1 million. This decrease in cash can be explained by net cash used in operating activities of $9.9 million; coupled with net cash provided by investing activities of $59.3 million, primarily attributed to proceeds from sale of businesses of $20.2 million and distributions from investees of $38.6 million, and debt investments of $2.1 million partially offset by cash flows of discontinued operations of $1.7 million; and by net cash used in financing activities of $72.4 million, primarily attributed to the change in discontinued operations of $64.0 million, distribution to investors of $4.0 million and distributions to non-controlling interests of $4.0 million.

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

Our most critical accounting estimates include those related to reserves for potential litigation and our liquidation accounting estimates including: the estimated net sales proceeds of our assets, estimated settlement amounts of our liabilities, and the estimated operating expenses that are projected during dissolution. We also had other key accounting policies under the going concern basis of accounting for revenue, goodwill and intangible assets, acquisitions, valuation of accounts receivable and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or these estimates were realized through the sale of substantially all of our assets in 2023 and are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Reserves for potential litigation

We, our General Partner, and our subsidiaries are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being a resolution and the estimated amount of a loss related to such matters.

Liquidation Basis of Accounting

As of December 31, 2023, the Partnership transitioned from a going concern basis of accounting to a liquidation basis of accounting in accordance with U.S. GAAP. Under the Liquidation Basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets and liabilities derived from future operations and asset sales and the settlement of estimated liabilities are reflected on the Consolidated Statement of Net Assets in Liquidation in “Item 15. Exhibits and Financial Statements and Schedules.” The actual amounts realized could differ materially from the estimated amounts.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL PAYMENT OBLIGATIONS

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet. Included in Item 15. of this Form 10-K, are notes payable, which require future payments on contractually specified dates and in fixed and determinable, or estimable, amounts.

The following table summarizes our payment obligations under certain contracts on December 31, 2023. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	2024	2025-2026	2027-2029	2030+	Total
Debt obligations	3,014	319	—	—	3,333

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our significant cash, cash equivalents and investment security balances as a result of the sale of substantially all of our assets. All cash and cash equivalents were held in bank deposits, and investment securities were held in U.S. Treasury Bills as of December 31, 2023. If interest rates decrease in the future, we will earn a lower return on our cash balances, which would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments

We currently do not have outstanding debt with variable interest rates, and we do not use derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

The financial statements, and notes thereto required by this item, begin on page F-1 as listed in ‘Item 15. Exhibits and Financial Statement Schedules’ of Part IV of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

Material Weaknesses

We have concluded that there are material weaknesses in our system of internal control over financial reporting (“ICFR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified deficiencies, or a combination of deficiencies, relating to our control environment, risk assessment, information and communication, control activities and monitoring activities that have been determined to be material weaknesses in our internal controls. Specifically, our material weaknesses result from inadequate resources, insufficient and ineffective controls within our financial close and reporting process, and weaknesses in reaching and documenting accounting conclusions.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure the financial statements are free of material error. To remediate the material weaknesses, management believes the following remediation plans would have to be developed, implemented and tested:

•	establishing a hierarchy of review with the appropriate complement of management employees, and
•	implementing intensive review policies and procedures to be performed at an appropriate level of precision.

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. Our management is currently determining the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the Plan of Liquidation. We may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Control over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OVERVIEW

As previously discussed in “Item 1. Business”, the Partnership is managed by GPB, through its affiliation with Highline. The main governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Executive Officers as well as the Board, as described in this “Item 10. Directors, Executive Officers and Corporate Governance.” The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined below.

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

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions, (as well as any arbitrations), presently pending against GPB and the GPB-managed funds or to be filed in the future, and provides for a centralized claims process in the EDNY Court for GPB Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would also have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

GPB Summary

GPB is a Delaware limited liability company, registered as an investment adviser with the SEC. Under the Partnership’s LPA, GPB conducts and manages our business. However, pursuant to a MSA with Highline, Highline oversees all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. The main governing body internal to GPB is the Acquisition Committee. While GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, Highline is responsible for reporting and monitoring distributions to our Limited Partners. Pursuant to the April 14, 2021 Amended Monitor Order issued by the EDNY Court, Highline’s operational and financial decisions regarding the affairs of the Partnership are subject to the Monitor’s authority.

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

According to the Acquisition Committee governing charter, the authority and responsibilities of the Acquisition Committee include:

•	Understanding our mission and organizational goals and how they underscore and support the objectives of the portfolio companies.
•	Reviewing and advising on proposed acquisitions based on the consistency, viability and fit of those proposed acquisitions with our acquisition and operational criteria.
•	Voting on acquisitions and divestitures, which require the approval of at least 75% of the Acquisition Committee members in order to proceed with a particular investment decision.

Notwithstanding the above, GPB’s Acquisition Committee asset acquisition and divestiture decisions concerning the Partnership that constitute a Significant Transaction are subject to required approval by a majority of the independent Directors of the Board (as defined below). A “Significant Transaction” means (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board.

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

GPB Executive Leadership

GPB’s senior executives are experienced financial, management, legal and accounting professionals with several decades of combined private investment and acquisitions experience. None of the GPB executive leadership have familial relationships with each other or any person listed in this “Item 10. Directors, Executive Officers and Corporate Governance” or “Item 11. Executive Compensation”. The current executive leadership of GPB is as follows:

Robert Chmiel, Chief Executive Officer and Chief Financial Officer

Robert Chmiel, 63, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 57, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions. Mr. Emanuel joined GPB from Stroock & Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 - July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 –

March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

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

Highline Board of Directors

The Board currently consists of three members (the “Directors”) all of which are independent. The Directors are Walter Bishop, Jane Kanter, and Thomas Lemke. The three independent Directors are Walter Bishop, Jane Kanter and Thomas Lemke. David Gentile, the former Chief Executive Officer of GPB, served as Chairman of the Board. In February 2021, David Gentile resigned his Board position. Mr. Gentile’s position as Chairman was assumed by Michael Frost following Mr. Gentile’s resignation, until February 2022, and Thomas Lemke replaced Mr. Hawkins as a Director after Mr. Hawkins resigned in February 2021. In February 2022, Mr. Frost resigned from the Board, and Jane Kanter replaced Mr. Frost as the Board’s Chair. The biographies of current Board members are contained in this “Item 10. Directors, Executive Officers and Corporate Governance.”

Highline Management Services Agreement

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended for a five-year term, through December 31, 2024.

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

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee, or OSP, to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2023, 2022 and 2021, OSP fees paid to Highline amounted to $1.2 million, $1.4 million and $5.3 million, respectively.

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

Name	Position with Highline	Director Tenure
Walter Bishop+	Director	January 2020 - Present
Jane Kanter+	Director and Chair	January 2020 - Present
Thomas Lemke+	Director	April 2021 - Present
+ Independent director

In January 2024, Joseph LaPorta resigned as a Director and the remaining Directors reduces the size of the Board from four to three members. Mr. LaPorta’s decision to resign was not the result of any disagreement relating to the Partnership’s operations, policies and practices.

Jane Kanter, Board Chair, Independent Director, and Chair of the Governance Committee

Jane Kanter, 74, is a retired financial services industry professional. From February 2021 through March 2023, Ms. Kanter served as a director of 2nd Vote Value Investments, Inc. and held various executive positions at 2nd Vote Advisers, LLC, which was the sponsor and investment manager of three SEC registered exchange traded funds and adviser to numerous separately managed accounts. From January 1, 2018 through December 31, 2019, Ms. Kanter served as Chief Counsel of Manifold Partners, LLC, which is as an investment adviser to private investment funds and separately managed accounts. From June 2014 through September 2016, Ms. Kanter served as General Counsel and Chief Operating Officer of ARK Investment Management LLC, a prominent investment adviser that focuses on disruptive innovation and offers investment advice to retail and institutional investors. From May 1997 through June 2014, Ms. Kanter was a Senior Partner at Dechert LLP, a leading global law firm that delivers practical commercial advice on complex matters and transactions. Starting in 1980, Ms. Kanter has worked in the financial services industry in various capacities: in private legal practice as a senior partner with various law firms, with T. Rowe Price Associates as Vice President and Legal Counsel, and at the SEC’s Division of Investment Management as the Head of the Investment Company Disclosure Study. Ms. Kanter has published numerous articles on topics concerning investment advisers and asset management firms. Ms. Kanter has also acted as a consultant to foreign governments and foreign and domestic regulatory bodies on matters relating to the regulation of securities, securities markets and specialized asset management issuers. The Board has concluded that Ms. Kanter’s qualifications to serve on the Board include, among other things, her vast experience in counseling financial services firms, both as a senior executive and as a senior partner with one of the nation’s leading law firms.

Walter Bishop, Independent Director and Chair of the Audit Committee

Walter (“Wally”) Bishop, 62, served as Managing Director within Deutsche Bank’s (“DB”) USA Regional Management Team, responsible for several key roles within DB’s U.S. operations including, Chief Operating Officer for DB’s U.S. Bank ($40Bn), Chairman of the Board for DB Trust Company Delaware, member of the Board of Directors and Branch Manager for DB Cayman Islands Branch ($100Bn) and Head of Governance for Capital Management and Stress Testing, from January 2015 until his retirement in June 2019. Prior to DB, Bishop worked as a manager at KPMG Peat Marwick in the financial services audit practice, managing audits for several key financial services clients, including Manufacturers Hanover and Donaldson, Lufkin & Jenrette Securities Corp. Mr. Bishop also served as Chief Financial Officer and Deputy General Manager for Nordbanken’s U.S. operations and Chief Administrative Officer for Barclays Bank U.S. Mr. Bishop most recently served as a Senior Advisor to Thunder Bridge Capital Acquisition II ($300M IPO). Mr. Bishop is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Project Management Professional (PMP). Mr. Bishop also currently serves on the board of Syntec Optics as Lead Independent Director and Chairman of the Audit Committee since November 2023. The Board has concluded that Mr. Bishop’s qualifications to serve on the Board include, among other things, his management and financial experience as a senior executive of a large banking firm and his qualifications as a “financial expert” under the rules of the federal securities laws.

Thomas Lemke, Independent Director and Chair of the Compensation Committee

Thomas Lemke, 69, is a retired financial services industry executive with over 35 years of experience, including experience in various senior management positions with financial services firms, in addition to multiple years of service with the SEC and with a major law firm. He has a background in internal controls, including legal, compliance, internal audit, risk management, and fund administration, and has served as general counsel for several financial services firms. He has familiarity with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters through his prior experience (including as Executive Vice President, General Counsel, and Head of the Governance Group of Legg Mason, Inc.). He has gained experience as an independent director of several registered investment companies. Finally, Mr. Lemke is co-author of a number of legal treatises on the regulation of mutual funds, investment advisers, and broker-dealers. The Board has concluded that Mr. Lemke’s qualifications to serve on the Board include, among other things, his extensive experience with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters.

Highline Audit Committee

The Highline Audit Committee (the “Audit Committee”) consists of at least three independent members of the Board. The members are appointed by the Board and serve on the Audit Committee as long as they continue to serve as independent members of the Board. Per the Audit Committee charter, each member must be financially literate in accordance with New York Stock Exchange (“NYSE”) requirements and at least one member of the Audit Committee shall be an “audit committee financial expert” as such term is defined in the rules and regulations promulgated by the SEC. Mr. Bishop is the Board’s audit committee financial expert.

The Audit Committee is currently composed of three members – Walter Bishop, Jane Kanter and Thomas Lemke. The Board has determined that the Audit Committee members are independent, as that term is used in the NYSE listed company manual, from both GPB and Highline. Board members are compensated as stated in “Item 11. Executive Compensation.”

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditors engaged for the purpose of rendering an audit report on the financial statements of the Partnership or performing other audit, review or related services for the Partnership. The Audit Committee’s responsibilities include resolutions of any disagreements between management of the Partnership and the independent auditor regarding financial reporting. The independent auditor reports directly to the Audit Committee. Specifically, the Audit Committee ensures:

•	The integrity and quality of the financial statements of the Partnership and other entities as may be relevant to the audit of the Partnerships financial statements;
•	The qualifications, independence and performance of the Partnership’s independent auditors;
•	The adequacy and effectiveness of the Partnership’s accounting systems, disclosure controls and system of internal controls; and
•	The issuance of audited financial statements by the Partnership.

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

The Compensation Committee reviews and advises the Board in the following areas when determining Director and Executive Officer compensation:

Incentive-Compensation and Equity-Based Plans:

•	Reviews and approves the recommendations of Highline’s management regarding any grants and awards under the Highline’s incentive-based compensation plans and equity-based plans, if any, in each case consistent with the terms of such plans; and
•	Reviews and makes such recommendations to the management of Highline, as the Compensation Committee deems advisable, with regard to policies and procedures for granting incentive-based compensation and equity-based awards, if any, by Highline.

Matters Related to Highline’s CEO:

●	Reviews and approves the corporate goals and objectives, which may be relevant to the compensation of Highline’s Chief Executive Officer (the “CEO”);
●	Evaluates the CEO’s performance in light of the goals and objectives that were set for the CEO and determines and approves the CEO’s compensation level based on such evaluation. In connection with determining the long-term incentive component of the CEO’s compensation, the Compensation Committee may consider a number of factors, including Highline’s performance and the performance of the Limited Partners and Partnership, the value of similar incentive awards to CEOs at comparable entities, and the long term compensation given to Highline’s CEO in past years; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to the CEO.

Matters Related to Compensation of the Officers Other Than the CEO:

●	Reviews and approves the compensation of all executive officers of Highline other than the CEO, as recommended by management; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to Highline’s officers.

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

Robert Chmiel, Chief Executive Officer

See “GPB Executive Leadership” section above for Mr. Chmiel’s complete biography. Mr. Chmiel was CFO of Highline from July 2020 through January 2022.

Michael Emanuel, General Counsel

See “GPB Executive Leadership” section above for Mr. Emanuel’s complete biography.

Evan Cutler, Chief Financial Officer

Mr. Cutler, 39, Chief Financial Officer (since January 2022), previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 15 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

ADMINISTRATOR

GPB has engaged Phoenix American Services, Inc. (“Phoenix” or the “Administrator”) to perform various third-party administrative services for us, including certain investor administration and investor relations functions. Phoenix provides investor administration functions including: new business processing, bank account management, electronic document management, database and file management, electronic and physical data storage, confirmation letters and investor / financial representative record access through a customized web portal. Investor relations functions include: distributions and redemptions processing, account summary, commission calculation, tax reporting and Office of Foreign Asset Control (“OFAC”) compliance.

Item 11. Executive Compensation

Overview

The Partnership does not have “Executive Compensation.” As previously discussed in “Item 1. Business” above, the Partnership is managed by GPB through its affiliation with Highline. The governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Directors, Executive Officers, and the Highline Audit Committee (previously described in “Item 10. Directors, Executive Officers and Corporate Governance”). The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined in “Item 10. Directors, Executive Officers and Corporate Governance.”

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2023. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the Board during the year ended December 31, 2023. As the members of the GPB Acquisition Committee are not separately compensated for their service on the Acquisition Committee, compensation information for the Acquisition Committee is not set forth below.

GPB Executive Compensation

The cash compensation with respect to 2023 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2023 in respect of their services to GPB is set forth in the GPB 2023 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2023, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Employment Agreements with Robert Chmiel and Michael Emanuel

On November 15, 2023, GPB and Highline entered into the third amended employment agreements with each of Robert Chmiel and Michael Emanuel, pursuant to which Mr. Chmiel serves as Chief Executive Officer and Chief Financial Officer of GPB and Chief Executive Officer of Highline, and Mr. Emanuel serves as General Counsel and Chief Compliance Officer of GPB and General Counsel of Highline.

Each agreement provides that the executive will receive annualized base salary compensation of $1,000,000, of which $750,000 is payable in equal semi-monthly installments throughout the year and the remaining $250,000 is payable in a lump sum each year, occurring on or about February 15 of each year thereafter, provided each are employed as of December 31 of that year.

In addition, each agreement provides for a stay bonus (the “Stay Bonus”) payment equal to $300,000 each, which vests on February 15, 2024. Further, to the extent that each executive continues to be employed by GPB or Highline on each of February 15, 2025, February 15, 2026 and February 15, 2027, each shall be entitled to receive an amount equal to $333,333 (each, a “New Stay Bonus”) to be paid no later than February 22 of such calendar year. If the executive’s employment is terminated without Cause or the executive terminates for Good Reason, in each case prior to the payment of the final such payment, the executive will receive a pro-rata payment in respect of the amount payable on the next applicable payment date based on the duration of the executive’s employment from the prior February 15 through the date of termination. Following the payment of the Stay Bonus in February 2024, each executive will be eligible to participate in Highline’s key employee retention program (“KERP”) if, and to the extent, such a KERP is adopted by GPB and Highline for 2024 and subsequent years. The amount, if any, of such retention payment under the KERP for 2024 and subsequent years, if applicable, shall be determined by the Compensation Committee of the Board (and, if applicable, the Monitor or receiver appointed by the District Court in Securities and Exchange Commission v. GPB Capital Holdings, LLC, et al., 21 cv 00583 (MKB) (VMS). The right to any payments from the KERP shall be determined solely based on the terms of the KERP as adopted by GPB and Highline and approved by the Compensation Committee of the Board and the Monitor.

Each agreement provides that if the executive’s employment is terminated without Cause or the executive terminates for Good Reason, or the executive terminates due to death or Disability (as defined in the agreement), the executive will receive a payment of COBRA costs for up to 18 months following the date of termination. These severance payment amounts were funded into an escrow account in accordance with the terms of the agreements.

The agreements provide for various restrictive covenants, including with respect to confidential information and assignment of inventions, restrictions on soliciting clients and customers for one year following termination and non-disparagement.

For purposes of the agreements, Good Reason means, in summary, (i) a material adverse change in title or duties, (ii) a non-appealable legal or regulatory finding of a material breach of the agreement by GPB or Highline, (iii) a relocation of executive’s principal office location outside of Connecticut, New York or Florida or a prohibition on working from home, (iv) certain new legal or regulatory actions by or against GPB or Highline, the factual basis for which arises after April 30, 2021, and (v) certain felony actions relating to GPB or its members following April 30, 2021.

GPB 2023 Summary Compensation Table

The following table provides the compensation paid by GPB to the executive officers of GPB who were serving as of December 31, 2023.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Compensation(2)($)	Total ($)
Robert Chmiel	2023	712,500	—	63,014	775,514
Chief Executive Officer and Chief Financial Officer of GPB(3)	2022	650,000	—	68,493	718,493
Michael Emanuel	2023	141,667	—	21,918	163,585
General Counsel and Chief Compliance Officer of GPB(3)	2022	325,000	—	43,836	368,836
1.	The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table.
2.	The amounts in this column represent payouts for unused personal time off (“PTO”) with respect to the applicable year listed in the table.
3.	Mr. Emanuel has served as General Counsel and Chief Compliance Officer of GPB since August 2020, Mr. Chmiel has served as the Chief Financial Officer of GPB since November 2019.

Grants of Plan-Based Awards

During the year ended December 31, 2023, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2023, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2023, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2023, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Messrs. Chmiel and Emanuel upon a termination of employment by GPB without Cause, by the executive for Good Reason or as a result of the executive’s death or Disability, in each case as of December 31, 2023.

Name	Cash ($)	Bonus ($)	Severance ($)	Other ($)	Total ($)
Robert Chmiel	—	—	—	—	—
Michael Emanuel	—	—	—	—	—

Highline Executive Compensation

The cash compensation with respect to 2023 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2023 in respect of their services to Highline is set forth in the Highline 2023 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2023, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Highline 2023 Summary Compensation Table

The following table provides the compensation paid to the principal executive officer, principal financial officer and two most highly compensated executive officers of Highline who were serving as of December 31, 2023, along with the former Chief Executive Officer and a former Managing Director, who each ceased providing services in 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(2) ($)	Compensation ($)		Total ($)
Robert Chmiel, Chief Executive Officer	2023	587,536	—	—		587,536
	2022	650,000	—	—		650,000
Michael Emanuel, General Counsel	2023	1,158,390	—	—		1,158,390
	2022	975,000	—	—		975,000
Evan Cutler, Chief Financial Officer(7)	2023	345,833	135,000	—		480,833
	2022	287,500	175,000	5,800	(5)	468,300
Nico Gutierrez, Managing Director	2023	362,500	330,000	—		692,500
	2022	300,000	345,000	5,800	(5)	650,800
Michael Frost, Former Chief Executive Officer	2023	—	—	300,000	(3)	300,000
	2022	300,000	400,000	328,846	(3)	1,028,846
Daniel Rainey, Former Managing Director	2023	—	—	—		—
	2022	150,000	225,000	169,915	(4)	544,915
1.	All executives listed had a hire date of July 1, 2020 except for Mr. Frost (August 1, 2020) and Mr. Rainey (September 1, 2020).
2.	The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table and, for Messrs. Cutler and Gutierrez, a portion of the reported bonus amount for 2023 and 2022 was paid under the key employee retention program.
3.	The amount in this column represents cash severance and PTO pay-out paid to Mr. Frost in connection with his termination on June 30, 2022.
4.	The amount in this column represents cash severance and unused personal time off paid to Mr. Rainey in connection with his termination on June 30, 2022.
5.	The amount in this column represents retirement plan matching contributions paid by Highline.
6.	Mr. Cutler has served as Chief Financial Officer since January 2022.

Grants of Plan-Based Awards

During the year ended December 31, 2023, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2023, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2023, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2023, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments Upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that has been paid to Mr. Frost and Mr. Rainey as a result of the termination of their employment by Highline without Cause on June 30, 2022. The severance payable to Messrs. Chmiel and Emanuel upon a qualifying termination of employment has been included in the section entitled “GPB Executive Compensation—Potential Payments upon Termination or Change of Control” and has not been reproduced here. No other Highline executive officers who were serving as of December 31, 2023 were entitled to any severance payments or benefits upon a termination of employment.

			Severance(1)
Name	Cash ($)	Bonus ($)	($)		Other ($)	Total ($)
Michael Frost	—	—	600,000	(1)	—	600,000
Daniel Rainey	—	—	150,000	(2)	—	150,000
1.	The amount represented is equivalent to twelve months of Mr. Frost’s base salary and would be paid out over a twelve month period. However, the actual amount paid could be less if other employment is obtained prior to the twelve months being reached. The portion of the payments made for 2022 and 2023 are reflected in the Highline 2022 and 2023 Summary Compensation Tables above.
2.	The amount represents six months of Mr. Rainey’s base salary paid out over a six month period and does not include the value of any COBRA payments.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2023 with respect to the year ended December 31, 2023.

	Fees earned or				All other
	paid in cash		Stock	Option	Compensation
Name	($)		Awards ($)	Awards ($)	($)	Total ($)
Walter Bishop	215,000	(1)	—	—	—	215,000
Jane Kanter	190,000	(2)	—	—	—	190,000
Joseph LaPorta	120,000	(3)	—	—	—	120,000
Thomas Lemke	190,000	(4)	—	—	—	190,000
1.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $57,500, $18,750 and $18,750 respectively.
2.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $20,000, $31,250 and $18,750 respectively.
3.	Mr. LaPorta resigned from the Board effective January 19, 2024.
4.	Includes committee member fees paid to Mr. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $31,250, $18,750 and $20,000 respectively.

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

Pay Ratio Disclosure

GPB is the General Partner of the Partnership, and also is the General Partner of several other GPB-managed partnerships. The compensation of the Chief Executive Officer of GPB relates to services performed for all of the partnerships for which GPB is the General Partner, and not just the services that GPB performed for the Partnership. The Partnership does not have its own Chief Executive Officer specifically related to the business of the Partnership, and the compensation paid to the Chief Executive Officer of GPB is not determined by the Partnership. As a result, the Partnership has no basis for disclosing the ratio required under Item 402(u) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2023 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 2023 and through the date of this filing, David Gentile, owns directly or indirectly 42 Class B Units through GPB H2 SLP, LLC, an affiliate of the General Partner.

		Percentage		Percentage		Percentage		Percentage
	Class A	of Class A	Class A-1	of Class A-	Class B	of Class B	Class B-1	of Class B-1
Beneficial Owner	Units	Units	Units	1 Units	Units	Units	Units	Units
Executive Officers	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
and Directors	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)
David Gentile**	—	—%	—	—%	42	*	—	—%
Robert Chmiel	—	—%	—	—%	—	—%	—	—%
Evan Cutler	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
Walter Bishop	—	—%	—	—%	—	—%	—	—%
Jane Kanter	—	—%	—	—%	—	—%	—	—%
Thomas Lemke	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (7 persons)	—	—%	—	—%	42	*	—	—%

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

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner, is entitled to receive an annualized Managerial Assistance Fee for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A‑1 and B‑1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 were $5.4 million, $7.9 million and $11.9 million, respectively. The Partnership had no payables GPB for these expenses as of December 31, 2023 and December 31, 2022, respectively.

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

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, were $18.8 million, $12.4 million and $7.0 million, respectively.

NOTES RECEIVABLE FROM RELATED PARTIES

During 2019, the Partnership loaned Quantum $0.8 million under a loan agreement to be used for purposes of closing their Florida office. The loan had a 36‑month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. The note was repaid in full at December 31, 2022.

NOTES PAYABLE TO RELATED PARTIES

In 2017, a term loan agreement of $13.0 million was entered into by Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. Interest-only payments accrued at an annual rate of 10.0%. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to

December 31, 2022. The loan agreement contained certain financial and non-financial covenants. On February 24, 2022, the Partnership paid off the RIST loan principal in full and outstanding interest on behalf of the borrowers. For the years ended December 31, 2022 and 2021, interest expense related to these notes were $0.1 million and $0.7 million, respectively, included in interest expense to related parties in the Consolidated Statements of Operations.

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that runs GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when the automotive dealerships were sold. For the year ended December 31, 2021, the Partnership recorded general and administrative expenses related to this allocation of $2.2 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the years ended December 31, 2023, 2022 and 2021, Erus paid $0.1 million, $0.2 million and $0.2 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Quantum, incurred expenses of $0.3 million, $0.8 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were $nil and $0.2 million, as of December 31, 2023 and December 31, 2022, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021 certain automobile dealerships owned by the Partnership purchased vehicles from dealerships owned by APLP totaling $1.1 million.

For the year ended December 31, 2021, certain automobile dealerships owned by the Partnership sold vehicles to dealerships owned by APLP totaling $1.5 million.

For the years ended December 31, 2023, 2022 and 2021, respectively, Erus paid $0.3 million, $0.6 million and $0.3 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in cost of services in the Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the years ended December 31, 2023, 2022 and 2021, the amounts sold were $0.5 million, $0.8 million and $0.5 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $5.9 million, $5.3 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues were included in service revenue in the Consolidated Statements of Operations. Accounts receivable were $0.5 million and $0.5 million, as of December 31, 2023 and December 31, 2022, respectively, and are included in accounts receivable, net on the Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet, respectively.

As compensation for the services to be rendered by Highline, the Partnership pays OSP fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.2 million, $1.4 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

On July 18, 2022, HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control by the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. The Partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. On May 31, 2023, the employment of the non-controlling shareholder was terminated. At that time, an agreement was executed to repurchase all of his membership interest in HPI for $1.5 million, pay an integration bonus amount of $16 thousand, a revenue bonus of $0.1 million and a severance of $50 thousand. The contribution agreement amount and revenue bonus will be paid if the MDS business line exceeds $12.5 million for calendar year 2023. The severance amount will be paid over a six month period effective June 2023. During the year ended December 31, 2023, two payments were made. The MDS business did not meet the 2023 required revenue, so the remaining payable balance of $0.3 million was reversed. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in liabilities held for sale discontinued operations, current in the Consolidated Balance Sheet.

Quantum leases space from an officer of the company. Quantum paid rent for the years ended December 31, 2023, 2022 and 2021 of $nil, $0.2 million and $0.2 million, respectively.

During the year ended December 31, 2023, respectively, Quantum made profit distributions totaling $2.4 million to the non-controlling interests of Quantum.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed the firm EisnerAmper LLP, New York, New York (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the Consolidated Financial Statements of the Partnership for the years ending December 31, 2023 and 2022. As our independent registered public accounting firm, EisnerAmper audited our Consolidated Financial Statements for the years ending December 31, 2023 and 2022 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper, for years ended December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Audit Fees	$1,575	$1,982
Audit-Related Fees	—	—
Tax Fees	82	60
All Other Fees	—	—
Total	$1,657	$2,042

Audit Fees. Audit fees for the years ended December 31, 2023 and 2022 consisted of fees associated with the audit of the Partnership’s Consolidated Financial Statements included in the Partnership’s Form 10-K and Form 10, respectively, and reviews of the Consolidated Financial Statements included in the Partnership’s Form 10-Q’s.

Audit-Related Fees. The Partnership did not incur any audit related fees from EisnerAmper for years ended December 31, 2023 or 2022.

Tax Fees. For the years ended December 31, 2023 and 2022 the Partnership incurred tax fees of $0.1 million and $0.1 million, respectively.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper for years ended December 31, 2023 or 2022.

PART IV

Item 15. Financial Statements and Exhibits

The following documents are filed as a part of this Annual Report on Form 10-K:

1.All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules:
(a)Financial Statement.

The financial statements included elsewhere in this Form 10-K are listed under “Item 15. Financial Statements and Supplementary Data.”

3.	Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each.

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of GPB Holdings II, LP (Incorporated by reference to Form 10/A filed on July 25, 2022).
3.2	Fourth Amended and Restated Agreement of Limited Partnership of GPB Holdings II, LP, dated April 26, 2018 (Incorporated by reference to Form 10/A filed on July 25, 2022).
4.1*	Description of Securities
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
10.7

Membership Interest Purchase Agreement by and among GPB Holdings II, LP, HPI Holdings, LLC and Lotus HPI Buyer, Inc., dated December 15, 2023 (Incorporated by reference to Form 8K filed on January 25, 2024).

21*	Subsidiaries of GPB Holdings II, LP.
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

**Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highline Management, Inc., and Limited Partners of

GPB Holdings II, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of net assets in liquidation of GPB Holdings II, LP and Subsidiaries (the “Partnership”) as of December 31, 2023, and consolidated balance sheet as of December 31, 2022, and the related consolidated statements of operations, comprehensive (loss) income, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated net assets in liquidation and consolidated financial position of the Partnership as of December 31, 2023 and 2022, respectively, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc., approved a plan of liquidation on December 29, 2023, and the Partnership determined that liquidation is imminent. As a result, the Partnership changed its basis of accounting on December 31, 2023, from the going concern basis to a liquidation basis.

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

EISNERAMPER LLP

New York, New York

March 28, 2024

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

December 31,
2023
Assets
Cash and cash equivalents	$33,038
Investment securities	340,196
Escrow receivable	13,393
Assets held for sale, discontinued operations	145,585
Total assets	$532,212
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$50,510
Distribution payable for tax withholding	1,000
Debt	3,333
Due to related parties	23
Total liabilities	54,866
Commitments and Contingencies (See Note 9)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	464,245
Net assets attributable to the non-controlling interests in liquidation	13,101
Total net assets in liquidation	$477,346

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

December 31,
2022
Assets
Current assets:
Cash and cash equivalents	$334,427
Restricted cash	18,227
Prepaid expenses	950
Assets held for sale, discontinued operations, current	70,028
Total current assets	423,632
Non-current assets:
Investment securities	729
Equity method investments	15,467
Assets held for sale discontinued operations, net of current portion	162,347
Total non-current assets	178,543
Total assets	$602,175

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

December 31,
2022
Liabilities and Partners’ Capital
Current liabilities:
Accrued expenses	11,896
Liabilities held for sale, discontinued operations, current	41,980
Total current liabilities	53,876
Non-current liabilities:
Non-current liabilities held for sale, discontinued operations, net of current portion	8,531
Total non-current liabilities	8,531
Total liabilities	62,407
Commitments and contingencies (see Note 9.)
Partners’ capital
Partners’ capital attributable to the Partnership	529,172
Accumulated other comprehensive (loss)	(2,170)
Total partners’ capital attributable to the Partnership	527,002
Non-controlling interests	12,766
Total partners’ capital	539,768
Total liabilities and partners’ capital	$602,175

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating expenses (income):
Selling, general and administrative expenses	$25,215	$19,264	$27,611
Managerial assistance fee, related party	5,377	7,852	11,874
Loss (income) from equity method investments	4,641	6,777	(3,449)
(Gain) loss on disposal of business	—	(2,299)	5,334
Depreciation and amortization	—	—	64
Total net operating expenses	35,233	31,594	41,434
Operating loss	(35,233)	(31,594)	(41,434)
Other income (expense):
Interest income	15,224	4,306	74
Other (expense) income	(262)	(1,540)	4,160
Total other income	14,962	2,766	4,234
Net loss from continuing operations	(20,271)	(28,828)	(37,200)
(Loss) income from discontinued operations	(22,351)	(2,796)	28,857
Gain on sale of discontinued operations	9,031	12,343	176,799
Gain on bankruptcy of discontinued operations	5,413	—	—
(Loss) income from discontinued operations, before tax	(7,907)	9,547	205,656
Income tax (expense) benefit, discontinued operations	(675)	865	288
Net (loss) income from discontinued operations	(8,582)	10,412	205,944
Net (loss) income of continuing and discontinued operations	(28,853)	(18,416)	168,744
Net (loss) income attributable to non-controlling interests	(5,512)	2,364	2,420
Net (loss) income attributable to the Partnership	$(23,341)	$(20,780)	$166,324

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	(28,853)	(18,416)	168,744
Other comprehensive (loss) income:
Net change in unrealized gains on debt investment securities	410	—	1,372
Foreign currency translation loss	(568)	(1,072)	(296)
Total comprehensive (loss) income	(29,011)	(19,488)	169,820
Other comprehensive loss attributable to non-controlling interests	(49)	(103)	(46)
Net (loss) income attributable to non-controlling interest	(5,512)	2,364	2,420
Comprehensive (loss) income attributable to the Partnership	$(23,450)	$(21,749)	$167,446

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Income (loss)	Interests	Total
Partners’ capital - December 31, 2020	$161,507	$82,887	$93,901	$49,449	$387,744	$(2,323)	$26,368	$411,789
Unit issuance costs	—	—	(75)	(8)	(83)	—	—	(83)
Tax withholding distributions	(864)	(444)	(508)	(266)	(2,082)	—	—	(2,082)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(12,176)	(12,176)
Net income	68,216	35,390	41,411	21,307	166,324	—	2,420	168,744
Other comprehensive income (loss)	—	—	—	—	—	1,122	(46)	1,076
Partners’ capital - December 31, 2021	$228,859	$117,833	$134,729	$70,482	$551,903	$(1,201)	$16,566	$567,268
Transfers	(5,624)	5,624	91	(91)	—	—	—	—
Tax withholding distributions	(959)	(173)	(1,053)	234	(1,951)	—	204	(1,747)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(6,265)	(6,265)
Net (loss) income	(9,536)	(4,686)	(4,395)	(2,163)	(20,780)	—	2,364	(18,416)
Other comprehensive loss	—	—	—	—	—	(969)	(103)	(1,072)
Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	35	(35)	2	(2)	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—		3,800	3,800
Tax withholding distributions	(5)	(3)	(3)	(3)	(14)	—	—	(14)
Distributions to non-controlling interests holders	—	—	—	—	—	—	(1,052)	(1,052)
Purchase of non-controlling interests	(438)	(244)	(267)	(141)	(1,090)	—	(395)	(1,485)
Net loss	(9,891)	(5,398)	(5,396)	(2,656)	(23,341)	—	(5,512)	(28,853)
Other comprehensive loss	—	—	—	—	—	(109)	(49)	(158)
Partners’ capital - December 31, 2023 (see Note 4)	$202,441	$112,918	$123,708	$65,660	$504,727	$(2,279)	$9,558	$512,006

See Notes to Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	(28,853)	(18,416)	168,744
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from equity method investments	4,641	6,777	(3,449)
(Gain) loss on disposal of business	—	(2,299)	5,334
Gain on sale of discontinued operations	(9,031)	(12,343)	(176,799)
Gain on bankruptcy of discontinued operations	(5,413)	—	—
(Gain) loss on sale of debt investments	(29)	(26)	712
Changes in unrealized losses (gains) on equity investment securities	372	2,261	(3,169)
Bad debt expense	—	—	2,671
Depreciation and amortization	—	—	64
Accrued interest receivable on investment securities	(5,275)	—	—
Paid-in-kind interest	—	—	(251)
Accounts receivable, net	—	204	(221)
Due from related parties	—	7	(281)
Prepaid expenses	844	983	(57)
Other assets	—	71	204
Accounts payable	196	(1)	(315)
Accrued expenses	(446)	(1,522)	1,527
Due to related parties	23	(167)	186
Other current liabilities	—	(253)	(3)
Net operating cash flows from discontinued operations	22,549	14,793	(4,824)
Net cash used in operating activities	$(20,422)	$(9,931)	$(9,927)
Cash flows from investing activities:
Proceeds from repayments of debt investments	—	2,135	—
Purchase of business (net of cash acquired)	(11,673)	—	(60,493)
Proceeds from sale of businesses (net of cash withheld)	33,380	20,194	143,603
Proceeds from sale of debt investments	87	26	3,563
Distributions received from investee	20,422	38,643	189,288
Purchase of investment securities	(1,096,856)	—	—
Proceeds from sale of investment securities	762,643	—	—
Purchase of property and equipment	—	—	(3,668)
Collections on notes receivable - related party	—	—	975
Net investing cash flows of discontinued operations	(2,344)	(1,744)	(15,388)
Net cash (used in) provided by investing activities	(294,341)	59,254	257,880
Cash flows from financing activities:
Proceeds from loans payable	—	—	3,901
Unit issuance costs	—	—	(83)
Payments of debt issuance costs	—	—	(1,891)
Distributions	(14)	(4,034)	—
Purchase of non-controlling interest	(1,485)	—	—
Distributions to non-controlling interest	(1,052)	(3,978)	(12,176)
Net financing activities of discontinued operations	(2,296)	(64,407)	48,226
Net cash (used in) provided by financing activities	(4,847)	(72,419)	37,977
Effect of exchange rate changes on cash	(6)	(51)	(19)
Net (decrease) increase in cash and cash equivalents and restricted cash	(319,616)	(23,147)	285,911
Cash and cash equivalents and restricted cash of continuing operations - beginning of year	352,654	375,801	82,364
Cash and cash equivalents and restricted cash of discontinued operations - beginning of year	—	—	7,526
Cash and cash equivalents and restricted cash - beginning of year	352,654	375,801	89,890
Cash and cash equivalents and restricted cash - end of year	33,038	352,654	375,801
Less cash and cash equivalents and restricted cash of discontinued operations - end of year	—	$—	$—
Cash and cash equivalents and restricted cash of continuing operations - end of year	$33,038	$352,654	$375,801
Supplemental disclosure of cash flow information:
Payment of accrued expenses directly from proceeds of sale	$1,143	$—	$—
Distributions to non-controlling interest paid directly by buyer	—	1,709	—
Distribution payable	—	375	(2,082)

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

Divestiture of Substantially All of the Partnership’s Assets

Commencing the second half of fiscal 2023, the Partnership entered into agreements to divest of its portfolio companies previously comprising its Technology-Enabled Services segment. Those divested portfolio companies included Experience Care, LLC, (“Experience Care”) which was sold on August 23, 2023, for $12.7 million in net cash proceeds, Cantata Health, LLC (“Cantata”) which was sold on October 24, 2023, for $22.3 million in net cash proceeds and, the entirety of the Partnership’s  96% indirect ownership interest in HealthPrime International, LLC (“HealthPrime” or “HPI”) for which the Partnership entered into an agreement to sell on December 15, 2023, for $190.0 million and the sale was completed on January 19, 2024 (collectively, the Divested Technology-Enabled Services Portfolio Companies”). Also, in the second half of fiscal 2023, Erus Holdings LLC (“Erus”), a 60% owned portfolio company of the Partnership, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. Erus accounted for substantially all of the assets and operational activities of the Partnership’s Energy segment. The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who is charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. (Erus, together with the Divested Technology-Enabled Services Portfolio Companies, the “Divested Businesses”).

Subject to the Plan of Liquidation discussed below and as of the date of these financial statements, the Partnership continues to hold its investments in Hotel Internet Services, LLC, (“HIS”) and Quantum Energy Holdings, LLC, (“Quantum”). These investments were previously accounted for under the equity method and included as part of the Technology-Enabled Services segment and the Energy segment, respectively but are now included as part of the Partnership’s remaining Corporate and Other segment.  See “Note 7. Equity Method Investments”.

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet as of December 31, 2023 and 2022, respectively and the results of operations and cash flows as discontinued operations in the Consolidated Statements of Operations and Cash Flows for all periods presented.

See “Note 5. Acquisitions and Dispositions”.

Plan of Liquidation

Concurrent with reaching an agreement in principle to sell all of the Partnership’s membership interests in HPI, Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the HPI Transaction, and that no further plans to deploy capital in other investments are contemplated. In accordance with United States

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Generally Accepted Accounting Principles (“U.S. GAAP”) liquidation of the Partnership was thereby determined to be imminent, resulting in adoption of the liquidation basis of accounting as of December 31, 2023.

Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on December 29, 2023. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2023.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the anticipated commencement date for the Criminal Case as described in “Note 9. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements and the amount, if any, is ultimately distributed to our Limited Partners.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 29, 2023, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented. The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the day liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Our consolidated financial statements for the year ended December 31, 2023, include a Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and all disclosures necessary to present relevant information about our expected resources in liquidation. Because the approval of our Plan of Liquidation occurred on December 29, 2023, and we adopted it as of December 31, 2023, as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented herein. We will begin to present a statement of changes in net assets in liquidation in our first Quarterly Report on Form 10-Q (“Form 10-Q”) as of and for the three months ending March 31, 2024. As required by U.S. GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2023.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board, and forecasts generated by our management.

Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement. Our liabilities are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation, as approved by Highline, will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor (as defined below), the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Consolidated Financial Statements.

Prior to Implementation of the Plan of Liquidation

The Consolidated Financial Statements through December 31, 2023, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with U.S. GAAP.

Nature of Business

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries which were engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) regularly reviewed consolidated financial information, evaluated overall strategic performance, and allocated resources to the Partnership in three distinct segments, the Technology-Enables Services segment, the Energy segment and the Corporate and Other segment. After the divestiture of our assets, we are now reporting our business operation solely as “Corporate and Other”.

The Corporate and Other segment primarily consisted of other operating segments that are not reportable under the quantitative thresholds under United States Generally Accepted Accounting Principles (“U.S. GAAP”), or are the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”). The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS as of December, 31 2023. HIS provides the equipment and associated services to hotels, resorts, military, student housing, casinos, and many other commercial venues, GPB Prime, Quantum and HIS were formerly accounted for under the equity method but are now accounted for at estimated net realizable value pursuant to our Plan of Liquidation. In March 2022, the Partnership sold its real estate investment in 124 Middleneck Realty LLC (“Middleneck”).

Further information regarding equity method investments is contained in “Note 7. Equity Method Investments”.

Highline Management, Inc.

In January of 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operation support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described below and in “Note 9. Commitments and Contingencies.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations. To that end, the initial five member Board (now three members) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally,

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

these restructuring activities were designed and implemented, in part, to establish an independent committee responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

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

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by a majority of the independent directors of the Board of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five-year term, through December 31, 2024.

Pursuant to the April 14, 2021, Amended Monitor Order, operational and financial decisions made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U. S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person, who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Annual Report on Form 10-K (“Form 10-K” or “Annual Report”, nor has management sought or obtained approval from the Monitor.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On April 14, 2021, the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (the “Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile is sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application” and “Proposed Order”). The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions, as well as any arbitrations, presently pending against GPB and the GPB-managed funds, or to be filed in the future and provides for a centralized claims process in the EDNY Court for GPB’s Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation (“R&R”), recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements through December 31, 2023, have been prepared in accordance with U.S. GAAP assuming the Partnership will continue as a going concern. As Discussed in “Note 1. Organization, Nature of Business, and Recent Events”, on December 31, 2023 the Partnership divested of substantially all of its assets and transitioned to a liquidation basis of accounting.

As a result of the divestiture, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompany Consolidated Statement of Net Assets in Liquidation and Assets and liabilities held for sale, discontinued operations in the Consolidated Balance Sheet as of December 31, 2023 and 2022, respectively and the results of operations and cash flows as discontinued operations in the Consolidated Statements of Operations and Cash Flows for all periods presented.

Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities.

Because of the significant changes to the presentation of the Partnership’s assets, liabilities, operations and cash flows brought about by the divestiture of substantially all the Partnerships’ assets and the transition to the liquidation basis of accounting, the accompanying footnote disclosures have been included to reflect the matters of continuing significance to the users of these financial statements.

Principles of Consolidation and Equity Method

The Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation.

Our strategy in the segments in which we choose to participate was to invest in and operate income producing, middle market private companies primarily in North America. We focused on owning and operating portfolio companies on a long-term basis with a goal of maximizing returns for our investors by improving operational performance, and in turn, increasing the value. We strived to create long-term value and generate cash flow from operations for our Limited Partners by building industry-leading companies. To accomplish our objectives, we acquired controlling interests in operating companies and provided managerial expertise and investment capital to develop the operations and enhance the overall value of the business. In other situations, we acquired equity that afforded us the ability to exercise significant influence over the business without a controlling stake. For this reason, we previously classified the earnings from our investments in entities where we had the ability to exercise significant influence as a component of operating income on the going concern basis of accounting in our Consolidated Statements of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidation Method

The Partnership had a controlling interest when it owned a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The primary beneficiary is the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsiders whether it is the primary beneficiary of that VIE. VIE’s are consolidated by the primary beneficiary.

Non-Controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Partnership. When the Partnership acquired a controlling interest in a consolidated entity, the non-controlling interest was initially recorded at fair value and subsequently adjusted for any capital transactions between the third-party investors and the consolidated entity that occur during the period and by net income (loss) attributable to non-controlling interests.

Equity Method Investments

Under the going concern method of accounting, the Partnership accounted for its investment in companies where it did not exercise control and whose results are not consolidated, over which it is able to exercise significant influence under the equity method. Significant influence is generally considered to exist when our ownership interest in the voting stock of the investee is within quantitative guidance, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investments are initially recorded at cost and subsequently adjusted by the Partnership’s proportionate share of the investee’s net income or losses and any dividend distributions.

We record contributions and distributions as an increase or decrease in the carrying value of the investment, respectively. When the Partnership’s interest in an equity method investment company is reduced to zero, the Partnership records no further losses in its Consolidated Statements of Operations unless the Partnership has an outstanding guarantee obligation or has committed additional funding to such equity method investment company. When such equity method investment company subsequently reports income, the Partnership will not record its share of such income until it exceeds the amount of the Partnership’s share of losses not previously recognized.

The Partnership also evaluated the equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in value of the investment. Such events include, but are not limited to, sustained operating losses by the investee or long‑term negative changes in the investee’s industry and sales of ownership interests at prices below our carrying value of our investment.

Under the liquidation basis of accounting, equity method investments are recorded at the net realizable value of the investments and are included in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from the estimates and assumptions made in the preparation of the Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant estimates made by management under the going concern basis of accounting in the Consolidated Financial Statements relate to the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangibles, reserves for potential litigation liabilities, depreciable lives, valuation of long-lived assets, and valuation of investments securities and equity method investments.

Under the liquidation basis of accounting, the accounting estimates that require management’s most significant, difficult and subjective judgments include: the determination that the liquidation was imminent; the estimated sales proceeds of our assets; estimated settlement amounts of our liabilities, and the estimated operating expenses that are projected during dissolution, and the anticipated liquidation period.

Business Combinations

Under the going concern basis of accounting, the Partnership accounted for acquisitions in accordance with the provisions of FASB ASC 805, Business Combinations (ASC “805”). ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the net assets acquired, liabilities assumed and non-controlling interest in the acquired businesses are recorded as of the date of acquisition at their respective fair values. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets and identifiable intangible assets acquired is recorded as goodwill.

Transaction costs were expensed when incurred. The operating results of the acquired businesses were reflected in our Consolidated Financial Statements commencing on the date of the acquisition. The Partnership records the net assets of acquired businesses at fair value, based, in part, upon internal estimates of cash flows and independent appraisals. Changes to the assumptions used to estimate the fair value could impact the recorded amounts of the net assets acquired and the resultant goodwill. Fair values of customer relationships are estimated by discounting expected future cash flows of the customers. Developed technology and tradenames are estimated using the relief from royalty method by estimating the savings attributable to having purchased the asset. Software platforms are valued at replacement cost and non-compete agreements are estimated using the with and without method that compares the prospective cash flows with and without the non-compete agreement in place. The fair value of real property is determined using a combination of the cost approach (the comparative unit method) and sales comparison approach (the building residual technique method).

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

As of December 31, 2023, the standard Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of December 31, 2023, substantially all of the Partnership’s $33.0 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these events have not had a material direct impact on the Partnership’s plan of liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

As of December 31, 2023, $340.2 million was invested in Treasury Bills, with original maturities on the date of purchase in excess of three months and was presented as investments securities on the Consolidated Statement of Net Assets in Liquidation.

Restricted Cash

As of December 31, 2023, and 2022, the Partnership held $nil and $18.2 million, respectively, of total restricted cash which represents indemnity funds held in escrow in relation to the sale of Alliance Physical Therapy Partners, LLC (“Alliance”) and the purchase of

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

AdvantEdge Healthcare Solutions, Inc. (“AHS”). The Alliance escrow agreement reimburses Alliance PT Buyer, Inc. (the “Buyer”) for any breaches and losses related to managed practices for the 2020 and 2021 calendar years and expired on June 21, 2023. The AHS escrow agreements reimburses the seller contingent liabilities and reimburses for any breaches in prior periods and expired in November 2022. All amounts were received during 2023.

Impairment of Long-Lived Assets

Under the going concern basis of accounting, long‑lived assets, such as property and equipment subject to depreciation, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not have been recoverable. If circumstances required a long‑lived asset or asset group to be tested for possible impairment, the Partnership first compared undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long‑lived asset or asset group was not recoverable on an undiscounted cash flow basis, an impairment was recognized to the extent that the carrying value exceeded its fair value. Fair value was determined through various valuation techniques including discounted cash flow models and quoted market values. Impairment losses were recorded as a component of operating expenses in the Consolidated Statements of Operations.

Fair Value of Financial Assets and Liabilities

Under the going concern basis of accounting, the Partnership’s financial instruments consisted of cash, accounts receivables, contract assets, accrued expenses, notes payable, and debt. Fair values for cash, receivables, contract assets and accrued expenses approximate carrying values for these financial instruments because they are relatively short‑term in nature. The carrying amount of notes payable and debt approximated fair value based on the length of maturity and existence of interest rates that approximate prevailing rates for similar instruments over similar periods of time.

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

Assets Held for Sale and Discontinued Operations

The Partnership classifies long-lived assets (disposal groups) to be sold as held for sale in accordance with ASU 2014-08, Presentation Of Financial Statements (ASC Topic 205) And Property, Plant, And Equipment (ASC Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”), in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (ii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iii) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset beyond one year; (iv) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v)

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Partnership reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale in the Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet, respectively.

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

Cost of Revenues

Under the going concern basis of accounting, the Partnership’s cost of revenues represented the amounts related to the sale of products and services. These costs include direct labor and employee costs, travel, outsourcing, depreciation of software platforms and materials and parts.

Selling, General and Administrative Expenses

Under the going concern basis of accounting, the Partnership’s operating expenses included, among others, payroll expenses, commissions, administrative expenses, audit fees, professional and insurance expense, litigation related and indemnification expenses, and taxes or other governmental charges levied against the Partnership. Partnership expenses may have also included broken deal expenses. The Partnership is allocated from GPB a portion of the total compensation of GPB’s or its affiliates’ officers and employees relating to the time such officers or employees provide services to the Partnership or its subsidiaries.

Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our Consolidated Statement of Net Assets in Liquidation.

Revenue Recognition

Under the going concern basis of accounting, the Partnership followed the provisions of ASC 606, Revenue from Contracts with Customers. Accordingly, revenue was recognized when the Partnership satisfies its performance obligations by transferring control over a product or service to a customer. The amount of revenue recognized was measured based on the consideration the Partnership expected to receive in exchange for these goods or services, and excluded any sales allowances, incentives, returns or taxes collected from customers which were subsequently remitted to government authorities. Shipping and handling associated with outbound freight after control over a product has transferred to a customer were accounted for as a fulfillment cost and were included in cost of revenues. Sales contracts may have contained either single or multiple performance obligations. In instances where contracts contained multiple performance obligations, we allocated the revenue to each obligation based on the relative stand-alone selling prices based upon recorded sales of each product or service. Contracts did not contain a significant financing component.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Partnership reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets valuations will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Partnership considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. A history of cumulative losses is a significant piece of negative evidence used in the assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained based on existing tax law. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier. We account for all interest and penalties on uncertain income tax positions as income tax expense. As of December 31, 2023, the Partnership had no unrecognized tax benefits.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in “Note 9. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. These estimates will be reviewed on a quarterly basis or as material changes occur and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Note 1. Organization, Nature of Business, and Recent Events” for further information.

Our access to cash and cash equivalents, and investments in amounts adequate to finance our operations could be significantly impaired by the financial institutions, with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things. Additionally, given our significant investment in Treasury Bills as of December 31, 2023, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the net realizable value of our remaining assets, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2023, we accrued receipts and costs expected to be earned or incurred during liquidation which is anticipated to be complete by December 31, 2026, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2023 was comprised of (in thousands):

December 31, 2023
Total estimated receipts during remaining liquidation period	$21,769
Total estimated costs of operations:
Selling, general and administrative expenses	(58,596)
Selling, general and administrative expenses - related party	(13,683)
Total estimated costs during remaining liquidation period	(72,279)
Liability for estimated costs in excess of estimated receipts during liquidation	$(50,510)

4. Initial Net Assets in Liquidation

The following is a reconciliation of total Partners’ Capital under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2023 (in thousands):

December 31, 2023
Total Partners’ Capital as of December 31, 2023 (going concern basis)	$512,006
Increase in escrow receivable(5)	13,393
Decrease in accounts payable and accrued expenses(3)	10,276
Increase in net assets held for sale(1)	3,455
Increase in distributions payable for tax withholding(6)	(1,000)
Decrease in prepaid expenses(2)	(1,798)
Decrease in equity method investments(3)	(8,476)
Increase in liability for estimated costs in excess of estimated receipts during liquidation(4)	(50,510)
Total net assets in liquidation	$477,346
1.

Under the liquidation basis of accounting, all assets are recorded at net realizable value. This adjustment reflects the increase in carrying value of our net assets held for sale to net realizable value.

2.	Under the liquidation basis of accounting, all assets are recorded at net realizable value. This adjustment is to adjustment prepaid and other assets to net realizable value.
3.

Under the liquidation basis of accounting, we reclassified our expected inflows or outflows to liability for estimated costs in excess of estimated receipts. In addition, we recorded our equity method investments at its net realizable value of $3.7 million.

4.	Under the liquidation basis of accounting, we recorded our expected inflows or outflows to liability for estimated costs in excess of estimated receipts

5.Under the liquidation basis of accounting, we recorded expected inflows from escrows on sold portfolio companies

6.Under the liquidation basis of accounting, we recorded expected outflows for taxes owed on sold portfolio companies

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Acquisitions and Dispositions

Commencing in 2023, we no longer consolidate the Technology-Enabled Services and Energy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. Commencing in 2021, we no longer consolidate Automotive Retail and Physical Therapy segments or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Technology-Enabled Services, Energy, Automotive Retail and Physical Therapy segments through the date of divestiture, are reported as Discontinued Operations in the Consolidated Financial Statements. Acquisitions during all periods presented are now classified as Discontinued Operations. Disclosures included below present accounting prior to being classified to Assets held for sale and Discontinued Operations. For further information on discontinued operations, See “Note 1. Organization, Nature of Business and Recent Events” and Note 6. Discontinued Operations and Assets Held for Sale”.

2023 ACQUISITION

Technology-Enabled Services

On January 6, 2023, with an effective date of January 1, 2023, HPI, entered into an agreement to acquire substantially all of the assets of ALN Medical Management, LLC, (“ALN”), a provider of revenue cycle management and business related management services for total purchase consideration of $26.7 million. The purchase consideration was comprised of cash consideration of $11.7 million (net of cash acquired of $0.1 million); the fair value of an earnout of $11.1 million, which was a Level 3 financial asset; and, the fair value of rollover units of $3.8 million, which are defined as 1,339 of Class A-1 Units of HPI Holdings, the parent of HPI, which were recorded in non-controlling interest in partners’ capital. Included in net assets is the assumption of promissory notes of $5.2 million. The earnout was valued using a discounted cash flow analysis, significant assumptions include the risk-free rate of 4.3% and the credit spread rate of 8.4% and is included in accrued expenses in the Consolidated Balance Sheet.

The components of the assets acquired and liabilities assumed, which were recorded at estimated fair values, are as follows:

(Dollars in thousands)
Current assets	$5,392
Operating lease assets	1,131
Other current assets	683
Property and equipment	1,255
Intangible assets	6,800
Goodwill	19,337
Debt	(5,208)
Operating lease liabilities	(1,120)
Current liabilities	(1,557)
Total net assets	$26,713

The Partnership has finalized the purchase price and there have been no material adjustments from the preliminary allocation. The purchase of ALN resulted in the recognition of goodwill in the Partnership’s Consolidated Financial Statements, which is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized and included the then expected synergies from combining ALN and HPI. ALN was included in the HPI reporting unit.

2023 DISPOSITIONS

Technology-Enabled Services

On December 15, 2023, the Partnership entered into an agreement to sell the entirety of the Partnership’s indirect ownership interest in HPI for $190.0 million in cash proceeds. On January 19, 2024,the Partnership completed the sale of HPI. The assets and liabilities of HPI have been classified as held for sale at their net realizable value as of December 31, 2023.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 23, 2023, the Partnership sold the assets and liabilities of Experience Care for $12.7 million in net cash proceeds. The Partnership recorded a gain of approximately $7.5 million on disposal of the business in August 2023. The gain on sale is recorded as a component of gain on sale of discontinued operations in the Consolidated Statement of Operations.

On October 24, 2023, the Partnership sold 100% of its equity interests in Cantata, for $22.3 million in net cash proceeds. The Partnership recorded a gain of approximately $1.5 million on disposal of the business in October 2023.

The Partnership’s investments in HPI, Experience Care and Cantata previously constituted the Technology-Enables Services Segment. For further information on discontinued operations, See “Note 6. Discontinued Operations and Assets Held for Sale”.

Energy

Erus, which comprised the majority of the assets and operating activity in the Energy Segment, filed for Chapter 7 protection on November 8, 2023. The combination of increasingly higher interest rates, and lower installation activity has led to increasingly difficult conditions in the sector, and have had a direct material impact on Erus’ business, profitability and cash-flow. In response, Erus implemented a number of initiatives and explored strategic alternatives, including a sale of the business. Despite best efforts to aggressively restructure the business and consummate a sale, management, working with its legal, financial and other advisors, decided that it was in the best interests of all Erus stakeholders for the Erus entities to cease business operations and file Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who will be charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. In the year ended December 31, 2023, the Partnership recorded write-offs of materials and inventory to its net realizable value resulting in charges of $4.2 million were recorded in cost of goods, $4.5 million as it relates to contract assets and $15.0 million in impairment of goodwill and intangible assets were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. These charges are now included in (loss) income from discontinued operations. For further information on discontinued operations, See “Note 6. Discontinued Operations and Assets Held for Sale”.

2022 ACQUISITION

Technology-Enabled Services

On July 18, 2022, HPI Holdings, entered into an agreement to acquire 100% of the outstanding shares of Micro Development Services, Inc. (“MDS”), an 80% owned subsidiary of the Partnership for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder in quarterly installments commencing in July 2022. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. There were no outflows of cash for the purchase of MDS and no gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control of the Partnership prior to and after the consummation of the transaction. MDS was included in the then HPI Holdings reporting unit.

2022 DISPOSITIONS

In January, 2022, Greenwave, entered into an Asset Purchase Agreement with United Energy Trading, LLC (“UET”). The Asset Purchase Agreement became effective on January 1, 2022, at which time UET acquired all customer contracts for the sale of natural gas or renewable energy credits and carbon offsets as well as intellectual property rights to the Greenwave name in exchange for $4.4 million in net cash proceeds. The $4.4 million in net cash proceeds were received in January 2022. The Partnership recorded a gain on disposal of discontinued operations of $4.4 million in January 2022.

In March, 2022, the Partnership sold Middleneck, the real estate of its shuttered Tower Ford dealership for net proceeds of $9.9 million, to the current operator of an auto dealership on the site, subject to standard post-closing adjustments. The Partnership recorded a gain of approximately $2.3 million on disposal of the real estate in 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2021 ACQUISITIONS

Technology-Enabled Services

On September 30, 2021, HPI Holdings, entered into an agreement to acquire all of the issued, outstanding stock and voting rights of AHS for $81.6 million which included cash consideration of $58.3 million ($3.3 million in cash and the issuance of new term loans for $55.0 million) (net of cash and restricted cash acquired of $7.4 million) and the fair value of the earnout of $15.9 million, which is a level 3 financial asset. The earnout was valued using a Monte-Carlo simulation. The earnout is contingent on AHS retaining certain customers, with $10.8 million being earned and paid as of December 31, 2021. HPI provides Revenue Cycle Management (“RCM”) and data analytics based practice management tools for small to large independent medical groups. AHS provides technology-enabled outsourced RCM solutions to physician practices and institutions and broadens the offerings of HPI across medical practice management technology. Transaction costs were $1.8 million. AHS was included in the then HPI reporting unit.

On November 1, 2021, Cantata acquired all of the issued, outstanding stock and voting rights of Pro-Comp Software Consultants, Inc. (“Pro-Comp”), an Ohio corporation, for $3.1 million in cash which included cash consideration of $2.1 million and an earnout of $1.0 million, which is a level 3 financial asset. The fair value of the earnout was determined using a Monte Carlo simulation. The earnout is contingent on Pro-Comp achieving certain future net sales targets. Cantata focuses on RCM and Electronic Health Records management (“EHR”) software solutions for long term care, skilled nursing, and assisted living environments Pro-Comp is focused on EHR software and storage which compliments Cantatas existing offerings. Pro-Comp was included in the then Halo reporting unit.

2021 DISPOSITIONS

Automotive Group

On September 12, 2021, GPB Automotive Portfolio, LP (“APLP”), Automile Parent, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC (“Capstone II”), Automile TY Holdings, LLC (each, a “Seller” and collectively, the “Sellers”) and Prime Real Estate Holdings, LLC (the “Real Estate Equity Seller” and, together with the Sellers, the “Seller Parties” and, together with their respective subsidiaries, the “Selling Entities”), each a Delaware limited liability company, entered into a purchase agreement (the “Automotive Purchase Agreement”) with Group 1 Automotive, Inc. (the “Purchaser” or “Group 1”), a Delaware corporation (the “Group 1 Sale”). Pursuant to the Automotive Purchase Agreement, the Seller Parties agreed to sell substantially all of the assets of the Selling Entities (“Prime Automotive Group”). APLP and Holdings II are each invested in GPB Prime through the Sellers, Holdings II through its wholly owned subsidiary Capstone II (owner of Orangeburg Subaru, LLC “Orangeburg”) and APLP through its interest in the other Sellers.

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

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real estate includes $763.6 million received directly by GPB Prime, which was, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, GPB Prime reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for a distribution to APLP and the Partnership, a sum of $570.0 million of which $188.8 million was distributed to the Partnership. As result, effective December 31, 2021, Highline management, on behalf of GPB, commenced the plan to liquidate APLP’s remaining net assets and wind up APLP. In March and April 2022, GPB Prime reached additional agreements in principle with M&T Bank to allow for distributions to APLP and the Partnership, of a sum of $115.0 million, of which $38.5 million was distributed to the Partnership. In 2023, additional distributions of $18.0 million were distributed to the Partnership. The Partnership recorded a gain of $96.5 million in connection with the sale of dealerships and real estate by GPB Prime. The gain on sale is recorded as a component of gain on sale of discontinued operations in the 2021 Consolidated Statements of Operations.

As of December 31, 2023, the Partnership continues to hold a 33.5% non-controlling interest in GPB Prime. The carrying value of the investment at December 31, 2023 and 2022 was $3.8 million and $21.6 million, respectively, is included in liability for estimated costs

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation and assets held for sale in the Consolidated Balance Sheet, respectively.

As part of the Group 1 Sale described above Orangeburg, a 100% owned subsidiary of the Partnership, was sold for $28.1 million after standard closing adjustments net cash proceeds were $24.6 million. The Partnership recorded a gain of $5.9 million in connection with the sale of the dealership. The gain on sale is recorded as a component of gain on sale of discontinued operations in the 2021 Consolidated Statement of Operations.

The Partnership’s investments in GPB Prime and Orangeburg previously constituted the Automotive Retail Segment.

Alliance

On November 15, 2021, Alliance, the Partnership and Alliance PT Buyer, Inc. (the “Buyer”) entered into a membership Interest Purchase Agreement whereby all of the Partnership’s membership interests were sold to the Buyer. The sale closed on December 21, 2021 at which time net proceeds of $119.0 million were received by the Partnership and the Partnership recorded a gain on sale of $74.4 million which is recorded as a component of gain on sale of discontinued operations in the Consolidated Statement of Operations.

The Partnerships investment in Alliance previously constituted the Physical Therapy segment.

Commencing in 2021, we no longer consolidate the Automotive Retail and Physical Therapy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. The historical results of operations and financial positions of the Automotive Retail and Physical Therapy segments through the date of sale, are reported as Discontinued Operations in the Consolidated Financial Statements. For further information on discontinued operations, See “Note 6. Discontinued Operations and Assets Held for Sale”.

Riverwalk Tower

On September 17, 2021, GPB Riverwalk LLC, (“GPBR”), a wholly owned subsidiary of the Partnership and TRD Riverwalk LLC, an unrelated Florida Limited Liability Company (“TRD”), entered into an Agreement on Purchase of Membership Interests (the “APMI”). The APMI provides for the sale of all the membership interests held by GPBR in Riverwalk Tower, LLC in exchange for a $28.3 million promissory note payable, bearing interest at 9.5% per annum compounded annually, up to the receipt by GPBR of $20.8 million, whereupon the interest will terminate and no longer accrue. The promissory note is open ended with no fixed term. Because of the uncertainty with collection of the promissory note, the Partnership recorded a loss on disposal of business of $5.3 million in the 2021 Consolidated Statement of Operations equal to the carrying value of the net investment in Riverwalk Tower LLC at the date of its sale. In the event it becomes probable that the promissory note will be paid by TRD, the Partnership may record an asset equal to the amount of estimated proceeds in the Consolidated Statement of Net Assets in Liquidation.

6. Discontinued Operations and Assets Held for Sale

The following dispositions represent a strategic shift in the Partnership’s operations and financial results and therefore, the Partnership is presenting the operating results and cash flows as discontinued operations in the accompanying financial statements for all periods presented.

Technology-Enabled Services

As discussed in “Note 5. Acquisitions and Dispositions,” during 2023 we sold Experience Care and Cantata and on January 19, 2024 we completed the sale of HPI which was the last operating entity in the Technology-Enabled Services segment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Summarized operating results for the Technology-Enabled Services segment for 2023, 2022 and 2021 were as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Revenues	$135,435	$124,068	$91,730
Cost of revenues	77,311	67,713	47,248
Gross profit	58,124	56,355	44,482
Operating expenses	(50,679)	(53,199)	(42,170)
Operating income	7,445	3,156	2,312
Other expense	(2,167)	(8,806)	(3,056)
Income (loss) from discontinued operations	5,278	(5,650)	(744)
Gain on sale of discontinued operations	9,031	—	—
Income (loss) from discontinued operations, before tax	14,309	(5,650)	(744)
Income tax (expense) benefit	(675)	865	288
Net income (loss) from discontinued operations	13,634	(4,785)	(456)
Net income (loss) attributable to non-controlling interests	633	(549)	(132)
Net income (loss) attributable to the Partnership	$13,001	$(4,236)	$(324)

Energy

Bankruptcy of Erus

As discussed in “Note 5. Acquisitions and Dispositions,” Erus, which comprises the majority of the assets and operating activity in the Energy Segment, filed for Chapter 7 protection on November 8, 2023. During the year ended December 31, 2023, the Partnership recorded write-offs of materials and inventory to its net realizable value resulting in charges of $4.2 million recorded in cost of goods, and $4.5 million as it relates to contract assets in selling, general and administrative expenses and a $15.0 million impairment charge recorded in impairment of goodwill and intangibles in the Consolidated Statements of Operations.

Summarized operating results for the Energy segment for 2023, 2022 and 2021 were as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Revenues	$27,186	$68,922	$57,563
Cost of revenues	20,167	34,960	25,796
Gross profit	7,019	33,962	31,767
Operating expenses	(34,884)	(33,285)	(30,329)
Operating (loss) income	(27,865)	677	1,438
Other (expense) income	(61)	(47)	73
(Loss) income from discontinued operations	(27,926)	630	1,511
Gain on sale of discontinued operations	—	4,424	—
Gain on bankruptcy of discontinued operations	5,413	—	—
Net (loss) income from discontinued operations	(22,513)	5,054	1,511
Net (loss) income attributable to non-controlling interests	(6,145)	839	647
Net (loss) income attributable to the Partnership	$(16,368)	$4,215	$864

Automotive Retail

As discussed in “Note 5. Acquisitions and Dispositions,” GPB Prime, in which the Partnership continues to hold a 33.5% investment completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021 resulting in a gain on sale of discontinued operations of $96.5 million. The Partnership also sold its wholly owned dealership, Orangeburg, in 2021 resulting in a gain on sale of discontinued operations of $5.9 million. During the years ended December 31, 2023, 2022 and 2021, the Partnership received distributions of $18.0 million, $38.6 million and $189.3 million, respectively. The Partnership’s remaining investment in GPB Prime of $3.8 million and $21.6 million, respectively, is included in liability for estimated costs in excess of estimated

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2023 and assets held for sale in the Consolidated Balance Sheet as of December 31, 2022.

Summarized operating results for the Automotive Retail segment for 2023, 2022 and 2021 were as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Revenues	$—	$—	$69,255
Cost of revenues	—	—	57,678
Gross profit	—	—	11,577
Net operating income	297	2,224	12,468
Operating income	297	2,224	24,045
Other income	—	—	284
Income from discontinued operations	297	2,224	24,329
Gain on sale of discontinued operations	—	—	102,419
Net income from discontinued operations	$297	$2,224	$126,748

Physical Therapy

On December 21, 2021, as discussed in “Note 5. Acquisitions and Dispositions,” we completed the sale of Alliance which comprised our then Physical Therapy segment businesses. Upon completion of the sale, the Partnership had no involvement in the operations of Alliance.

Summarized operating results for the Physical Therapy segment for 2021 were as follows:

Year ended
December 31,
(Dollars in thousands)	2021
Revenues	$75,322
Cost of revenues	53,678
Gross profit	21,644
Operating expenses	(18,102)
Operating income	3,542
Other income	219
Income from discontinued operations	3,761
Gain on sale of discontinued operations	74,380
Net income from discontinued operations	$78,141

Business Services

The Partnership elected to exit the Business Services operating segment which provided professional employer organization (“PEO”) services. On September 27, 2019, the Partnership signed an agreement with an investment bank committing to sell all of its equity interests of Matrix and 100% of the equity interests of Surge, its employee leasing business subsidiaries to Matrix PEO Holdings Acquisition, LLC, a third party. On February 14, 2020, the Partnership completed the sale of Matrix and Surge, for $82.4 million net of $15.5 million in cash acquired by the buyer. The Partnership recognized a gain as a result of the sale of Matrix and Surge on February 14, 2020 of $31.8 million, net of taxes and after customary and normal working capital adjustments. During the year ended December 31, 2022, the Partnership received the final earnout payment of $5.9 million, $1.7 million of which was paid directly to non-controlling interest holders, and we wrote off liabilities of $0.3 million, resulting in a gain on disposal of discontinued operations of $7.9 million recorded in income from discontinued operations in the Consolidated Statement of Operations.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of assets and liabilities held for sale, discontinued operations, at December 31, 2022 in the Consolidated Balance Sheet are as follows:

		Technology-
		Enabled
	Energy	Services	Automotive Retail	Total
Assets
Accounts receivable, net	$1,642	$25,267	$—	$26,909
Inventories	1,097	—	—	1,097
Prepaid expenses	892	3,807	—	4,699
Contract Assets	15,740	—	—	15,740
Equity method investments	—	—	21,583	21,583
Assets held for sale, discontinued operations, current	19,371	29,074	21,583	70,028

Property and equipment, net	1,193	7,052	—	8,245
Right of use assets operating and finance	1,025	5,510	—	6,535
Goodwill	14,295	64,600	—	78,895
Intangible assets, net	710	67,263	—	67,973
Other non-current assets	104	595	—	699
Assets held for sale, discontinued operations, net of current portion	17,327	145,020	—	162,347

Liabilities
Accounts payable	4,536	3,656	—	8,192
Accrued expenses	203	9,411	—	9,614
Deferred revenue and customer deposits	14,420	4,899	—	19,319
Debt, current portion	1,724	—	—	1,724
Finance lease liabilities, current portion	207	17	—	224
Operating lease liabilities, current portion	228	2,305	—	2,533
Due to related parties	—	374	—	374
Liabilities held for sale, discontinued operations, current	21,318	20,662	—	41,980

Debt, net of current portion	25	—	—	25
Finance lease obligation, net of current portion	159	—	—	159
Operating lease liability, net of current portion	427	3,071	—	3,498
Deferred tax liabilities - long-term	—	4,033	—	4,033
Other liabilities	—	816	—	816
Liabilities held for sale, discontinued operations, net of current portion	611	7,920	—	8,531

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7. Equity Method Investments

For a discussion of the business activities of the Partnership’s equity method investments See “Note 1. Organization, Nature of Business and Recent Events”.

As of December 31, 2023, the Partnership continues to hold a 50% non-controlling interest in Quantum with an estimated net realizable value of $1.3 million and a 31% non-controlling interest in HIS with an estimated net realizable value of $3.4 million included in liability for costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation.

The carrying amounts of equity method investments under the going concern basis of accounting were as follows:

		2022
		Ownership	Carrying
(Dollars in thousands)	Segment	Percentage	Amount
Investment
Quantum Energy Holdings, LLC	Energy	50.0%	$9,397
Hotel Internet Services, LLC	Technology-Enabled Services	31.0%	5,996
Other			74
			$15,467

Income (losses) from equity method investments were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Investment
Quantum Energy Holdings, LLC	$(5,541)	$(2,885)	$2,263
Hotel Internet Services, LLC	973	(4,010)	672
Other	(74)	118	514
Total	$(4,642)	$(6,777)	$3,449

In March 2023, Quantum sold one of its operating companies and the Partnership recorded its share of the gain of $3.0 million which is included in income from equity method investments in the Consolidated Statement of Operations for the year ended December 31, 2023. For the year ended December 31, 2023, Quantum made distributions of $2.4 million to the Partnership.

For the years ended December 31, 2023 and 2022, impairment charges of $8.6 million and $2.9 million, respectively were recorded on Quantum and $nil and $5.1 million were recorded on HIS, respectively, which are recorded in loss (income) from equity method investments in the Consolidated Statement of Operations. The impairment charge at HIS was the result of a permanent degradation in expected performance and cash flows due to the loss of a primary revenue source. The loss of a primary revenue source is a direct result of the cessation of the manufacture of a technology component used in the delivery of the internet services for which a cost-effective alternative is not presently available. The charge at Quantum was the result of increased regulation of the telemarketing industry during 2023 which caused Quantum to incur net loses and during 2022 was the result of the culmination of the deterioration in its customer base and Quantum’s decision not to expand into new markets due to the excessive migration costs both of which are considered to be permanent in nature. The impairment charge was based on a quantitative assessment that indicated that the carrying value was greater than the fair value. Fair values were determined using a combination of the income approach and the market approach.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed balance sheet data of equity method investments were as follows:

(Dollars in thousands)	Quantum	HIS

December 31, 2022
Current assets	$5,763	$5,194
Non-current assets	515	608
Current liabilities	4,179	3,032
Non-current liabilities	2,045	150
Non-controlling interest	(801)	—
Equity attributable to the Partnership	855	2,620

Condensed income statement data of equity method investments were as follows:

(Dollars in thousands)	Quantum	HIS
Year ended December 31, 2023
Revenue	$15,966	$13,502
Net income	6,556	1,137

Year ended December 31, 2022
Revenue	$20,165	$10,348
Net income	727	1,232

Year ended December 31, 2021
Revenue	$20,809	$8,644
Net income	5,202	811

Reconciliation of the Partnership’s interest in underlying equity of the investee to the carrying amount of the Partnership’s interest included in the Consolidated Balance Sheet of the Partnership as of December 31, 2022:

(Dollars in thousands)	Quantum	HIS
December 31, 2022
Partnership interest in underlying equity	$428	$812
Allocation of contractual income	—	1,704
(Distributions) Contributions	(6,671)	226
Step up in basis, net of amortization	15,640	3,254
Carry amount of Partnership interest	$9,397	$5,996

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. Partners’ Capital

Capital Contributions

The Partnership was authorized to issue up to $750.0 million of Class A and Class B Limited Partnership Units.

As of December 31, 2023, there were 5,896.37 Class A Limited Partnership Units, 3,164.37 Class A-1 Limited Partnership Units, 2,956.08 Class B Limited Partnership Units and 1,604.05 Class B-1 Limited Partnership Units outstanding.

As of December 31, 2022, there were 5,892.48 Class A Limited Partnership Units, 3,168.26 Class A-1 Limited Partnership Units, 2,955.88 Class B Limited Partnership Units and 1,604.25 Class B-1 Limited Partnership Units outstanding.

As of December 31, 2021, there were 6,001.44 Class A Limited Partnership Units, 3,059.30 Class A-1 Limited Partnership Units, 2,953.80 Class B Limited Partnership Units and 1,606.33 Class B-1 Limited Partnership Units outstanding.

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

Distributions

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has generally made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees with a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. A Class B and Class B-1 investor has received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2023 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. As of February 2021, all distributions need to be approved by the Monitor until further notice.

During the years ended December 31, 2023, 2022 and 2021, there were state tax withholding distributions made on behalf of the Limited Partners of $0.0 million, $1.7 million and $2.1 million, respectively.

Net profits and net losses are allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses were determined on an accrual basis of accounting in accordance with U.S. GAAP.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intends to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

In August 2018, the General Partner suspended all redemptions.

9. Commitments and Contingencies

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

In 2023, 2022 and 2021, the Partnership expensed $16.2 million, $8.0 million and $4.0 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. For the year ended December 31, 2023 the Partnership accrued $48.3 million of legal indemnification costs as a component of liability for estimated cost in excess of estimated of receipts during liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s net assets in liquidation.

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

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person, who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile is sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions, as well as any arbitrations, presently pending against GPB and the GPB-managed funds, or to be filed in the future and provides for a centralized claims process in the EDNY Court for GPB’s Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

On February 4, 2021, seven State securities regulators each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB - managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. On March 21, 2024, the District Judge denied Plaintiffs’ appeal of the Magistrate Judge’s order staying the case, and affirmed the order granting Defendants’ motion to stay.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Since that time, the parties have been engaged in discovery. Any potential losses associated with this action cannot be estimated at this time.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

TTA Consideration Holdings, LLC f/k/a ALN Medical Management, LLC v. HPI Holdings, LLC (Case No. 2024-0213-NAC)

On or about March 5, 2024, TTA Consideration Holdings, LLC f/k/a ALN Medical Management (“Plaintiff”), LLC filed suit in Delaware Chancery Court against HPI Holdings, LLC (“HPI”).

Plaintiff alleges that HPI improperly refused to issue to Plaintiff a so-called Synergy Earn Out payment that was required to be made per the terms of the January 1, 2023 Asset Purchase Agreement entered into between ALN (as seller) and Health Prime International (as buyer). Plaintiff contends that HPI is intentionally and wrongfully hindering Plaintiff’s ability to be paid under the applicable agreements between the parties. HPI denies any wrongdoing in connection with the lawsuit and intends to vigorously defend itself against Plaintiff’s claims. Any potential losses associated with this matter cannot be estimated at this time.

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

Actions Settled or Discontinued During Periods Presented

Doctor’s Emergency Service, P.A. v. Professional Management, Inc. and AdvantEdge Healthcare Solutions, Inc. (Circuit Court for Baltimore City, No. 24-C-23-001840 CN)

In April 2023, Plaintiff Doctor’s Emergency Service, P.A., a customer of AdvantEdge Healthcare Solutions, Inc. (“AdvantEdge”), filed suit against AdvantEdge and another party for breach of contract and breach of fiduciary duties relating to a dispute over purported negligent billing practices. Plaintiff seeks in excess of $3 million in damages. AdvantEdge disputes the Plaintiff’s allegations, and has filed claims under various insurance policies to potentially cover any loss. Any potential losses associated with this matter cannot be estimated at this time. Responsibility for the defense of this case remained with the Buyer in the transaction by HPI Holdings LLC to sell its membership interests in HPI Holdco LLC, as described in more detail in ”Note 5. Acquisitions and Dispositions” and as covered by the escrow agreement.

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1; SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court was discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement of litigation, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

fraudulent rebates exceeded $1.0 million, and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

10. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner, is entitled to receive an annualized Managerial Assistance Fee for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to “Managerial assistance fee, related party” and included in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 were $5.4 million, $7.9 million and $11.9 million, respectively. The Partnership had no payables GPB for these expenses as of December 31, 2023 and December 31, 2022, respectively.

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

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, were $18.8 million, $12.4 million and $7.0 million, respectively.

NOTES RECEIVABLE FROM RELATED PARTIES

During 2019, the Partnership loaned Quantum $0.8 million under a loan agreement to be used for purposes of closing their Florida office. The loan had a 36‑month term which expired in October 2022 and accrued interest at 8% annually. The principal and interest payments commenced in April 2020. The note was repaid in full at December 31, 2022.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTES PAYABLE TO RELATED PARTIES

In 2017, a term loan agreement of $13.0 million was entered into by Halo of which Meta HealthCare IT Solutions, LLC and Cantata were co-borrowers, with Rural India Supporting Trust (“RIST”), a company that controls a board seat of Halo. Interest-only payments accrued at an annual rate of 10.0%. In September 2020, Halo entered into the First Amendment to Intercreditor Agreement with RIST which required Halo to pay down $6.5 million of its outstanding debt obligation and extended the maturity date of the term loan to December 31, 2022. The loan agreement contained certain financial and non-financial covenants. On February 24, 2022, the Partnership paid off the RIST loan principal in full and outstanding interest on behalf of the borrowers. For the years ended December 31, 2022 and 2021, interest expense related to these notes were $0.1 million and $0.7 million, respectively, included in interest expense to related parties in the Consolidated Statements of Operations.

DUE TO AFFILIATED COMPANIES

Commencing during 2018, the Partnership was subject to allocated expenses from GPB Prime, an affiliated entity that runs GPB’s automotive strategy across all entities in the GPB fund complex. This arrangement ended in November 2021 when the automotive dealerships were sold. For the year ended December 31, 2021, the Partnership recorded general and administrative expenses related to this allocation of $2.2 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

CONSULTING AGREEMENTS

For the years ended December 31, 2023, 2022 and 2021, Erus paid $0.1 million, $0.2 million and $0.2 million, respectively, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Quantum, incurred expenses of $0.3 million, $0.8 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary. Accounts payable related to these services were $nil and $0.2 million, as of December 31, 2023 and December 31, 2022, respectively.

OTHER RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021 certain automobile dealerships owned by the Partnership purchased vehicles from dealerships owned by APLP totaling $1.1 million.

For the year ended December 31, 2021, certain automobile dealerships owned by the Partnership sold vehicles to dealerships owned by APLP totaling $1.5 million.

For the years ended December 31, 2023, 2022 and 2021, respectively, Erus paid $0.3 million, $0.6 million and $0.3 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in cost of services in the Consolidated Statements of Operations.

Erus occasionally sells customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the years ended December 31, 2023, 2022 and 2021, the amounts sold were $0.5 million, $0.8 million and $0.5 million, respectively, which are included in product revenue in the Consolidated Statements of Operations.

HPI, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $5.9 million, $5.3 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues were included in service revenue in the Consolidated Statements of Operations. Accounts receivable were $0.5 million and $0.5 million, as of December 31, 2023 and December 31, 2022, respectively, and are included in accounts receivable, net on the Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet, respectively.

As compensation for the services to be rendered by Highline, the Partnership pays OSP fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $1.2 million, $1.4 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

On July 18, 2022, HPI Holdings entered into an agreement to acquire 100% of the outstanding shares of MDS for cash consideration of $13.5 million net of $0.5 million to be paid to a non-controlling shareholder. Transaction costs were $0.3 million. At the consummation of the transaction, the assets and liabilities of MDS were recorded on HPI’s books at their respective carrying values. No gain or loss was recorded in connection with the transaction as MDS and HPI Holdings were both under common control by the Partnership prior to and after the consummation of the transaction. MDS is included in the HPI Holdings reporting unit. The Partnership and non-controlling shareholder executed a contribution agreement in connection with the acquisition, which states that the non-controlling shareholder will receive eight quarterly installments of $63 thousand starting in July 2022. On May 31, 2023, the employment of the non-controlling shareholder was terminated. At that time, an agreement was executed to repurchase all of his membership interest in HPI for $1.5 million, pay an integration bonus amount of $16 thousand, a revenue bonus of $0.1 million and a severance of $50 thousand. The contribution agreement amount and revenue bonus will be paid if the MDS business line exceeds $12.5 million for calendar year 2023. The severance amount will be paid over a six month period effective June 2023. During the year ended December 31, 2023, two payments were made. The MDS business did not meet the 2023 required revenue so the remaining payable balance of $0.3 million was reversed. As of December 31, 2022, the outstanding payable balance was $0.4 million, which is included in liabilities held for sale discontinued operations, current in the Consolidated Balance Sheet.

Quantum leases space from an officer of the company. Quantum paid rent for the years ended December 31, 2023, 2022 and 2021 of $nil, $0.2 million and $0.2 million, respectively.

During the year ended December 31, 2023, respectively, Quantum made profit distributions totaling $2.4 million to the non-controlling interests of Quantum.

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

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GPB CAPITAL HOLDINGS, LLC
as General Partner of the Partnership

By:	/s/Robert Chmiel
Robert Chmiel
Manager

Date: March 28, 2024