Form 10-Q
period 2024-03-31
GPB Holdings II, LP
filed 2024-05-09
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 55 Old Field Pont Road, Suite 1 East Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$17,690	$33,038
Investment securities	497,481	340,196
Escrow receivable	12,892	13,393
Assets held for sale, discontinued operations	—	145,585
Total assets	$528,063	$532,212
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$39,811	$50,510
Distribution payable for tax withholding	1,100	1,000
Debt	—	3,333
Due to related parties	173	23
Total liabilities	41,084	54,866
Commitments and Contingencies (See “Note 5. Commitments and Contingencies”)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	485,768	464,245
Net assets attributable to the non-controlling interests in liquidation	1,211	13,101
Total net assets in liquidation	$486,979	$477,346

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

Three Months
Ended March 31,
2024
Net assets in liquidation, beginning of period	$477,346
Changes in assets and liabilities in liquidation:
Decrease in investment securities	(86)
Decrease in liability for estimated costs in excess of estimated receipts during liquidation	9,135
Increase in distribution payable for tax withholding	(147)
Increase in due to related party	(150)
Net changes in liquidation value	8,752
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	881
Changes in net assets in liquidation	9,633
Net assets in liquidation, end of period	$486,979

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(Dollars in thousands)

(Unaudited)

Three Months
Ended March 31,
2023
Operating expenses (income):
Selling, general and administrative expenses	$5,718
Managerial assistance fee, related party	3,028
Income from equity method investments	(3,464)
Total net operating expenses	5,282
Operating loss	(5,282)
Other income:
Interest income	3,319
Other income	119
Total other income	3,438
Net loss from continuing operations	(1,844)
Income from discontinued operations	1,068
Income tax expense, discontinued operations	(211)
Net income from discontinued operations	857
Net loss from continuing and discontinued operations	(987)
Net income attributable to non-controlling interests	244
Net loss attributable to the Partnership	$(1,231)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Comprehensive Income

(Dollars in thousands)

(Unaudited)

Three Months
Ended March 31,
2023
Net loss	(987)
Other comprehensive loss:
Foreign currency translation loss	(132)
Total comprehensive loss	(1,119)
Other comprehensive loss attributable to non-controlling interests	(12)
Net income attributable to non-controlling interest	244
Comprehensive loss attributable to the Partnership	$(1,351)

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

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

Three Months
Ended March 31,
2023
Cash flows from operating activities:
Net loss	$(987)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(3,464)
Gain on sale of debt investments	(29)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Prepaid expenses	133
Accrued expenses	(207)
Due to related parties	1,443
Net operating cash flows from discontinued operations	(62)
Net cash used in operating activities	(3,173)

Cash flows from investing activities:
Proceeds from sale of debt investments	87
Purchase of business (net of cash acquired)	(12,857)
Distribution received from investee	8,040
Net investing cash flows of discontinued operations	(785)
Net cash used in investing activities	(5,515)

Cash flows from financing activities:
Distributions	(79)
Net financing cash flows of discontinued operations	(116)
Net cash used in financing activities	(195)

Effect of exchange rate changes on cash	(9)

Net decrease in cash and cash equivalents	(8,892)
Cash and cash equivalents and restricted cash - beginning of period	352,654
Cash and cash equivalents and restricted cash - end of period	$343,762

Supplemental schedule of non-cash investing and financing activities:
Contingent liability assumed	$11,140
Non-controlling interest contribution	3,800

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Basis of Presentation and Other

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

Basis of Presentation

The Condensed Consolidated Financial Statements until December 31, 2023, have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below within this “Note 1. Organization,  Basis of Presentation and Other”, on December 31, 2023, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Form 10-K”).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which it has a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

Divestiture of Substantially All of the Partnership’s Assets

Commencing in the second half of fiscal 2023, the Partnership entered into agreements to divest of its portfolio companies previously comprising its Technology-Enabled Services segment. Those divested portfolio companies included Experience Care, LLC, (“Experience Care”), which was sold on August 23, 2023 for $12.7 million in net cash proceeds, Cantata Health, LLC (“Cantata”), which was sold on October 24, 2023 for $22.3 million in net cash proceeds, and the entirety of the Partnership’s 96% indirect ownership interest in HealthPrime International, LLC (“HealthPrime” or “HPI”), which was sold on January 19, 2024 for $190.0 million in net cash proceeds (collectively, the “Divested Technology-Enabled Services Portfolio Companies”). Also, in the second half of fiscal 2023, Erus Holdings LLC (“Erus”), a 60% owned portfolio company of the Partnership, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. Erus accounted for substantially all of the assets and operational activities of the Partnership’s Energy segment. The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who is charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. (Erus, together with the Divested Technology-Enabled Services Portfolio Companies, the “Divested Businesses”).

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subject to the Plan of Liquidation discussed below, and as of the date of these financial statements, the Partnership continues to hold its investments in Hotel Internet Services, LLC, (“HIS”) and Quantum Energy Holdings, LLC, (“Quantum”). These investments were previously accounted for under the equity method and included as part of the Technology-Enabled Services segment and the Energy segment, respectively but are now included as part of the Partnership’s remaining Corporate and Other segment.

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as “held for sale” upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the three months ended March 31, 2023.

Plan of Liquidation

Concurrent with reaching an agreement in principle to sell all of the Partnership’s membership interests in HPI (the “HPI Transaction”), Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the HPI Transaction, and that no further plans to deploy capital in other investments are contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in adoption of the liquidation basis of accounting as of December 31, 2023.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the anticipated commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, is ultimately distributed to our Limited Partners.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 29, 2023, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the FASB ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the forecasts generated by our management.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Condensed Consolidated Financial Statements because of the Plan of Liquidation's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation, as approved by Highline, will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor (as defined below), the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Condensed Consolidated Financial Statements.

Prior to Implementation of the Plan of Liquidation

The Condensed Consolidated Financial Statements through December 31, 2023, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with U.S. GAAP.

Nature of Business

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries which were engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) regularly reviewed consolidated financial information, evaluated overall strategic performance, and allocated resources to the Partnership in three distinct segments: the Technology-Enabled Services segment, the Energy segment and the Corporate and Other segment. After the divestiture of our assets, we are now reporting our business operation solely as “Corporate and Other”.

The Corporate and Other segment primarily consisted of other operating segments that were not reportable under the quantitative thresholds under U.S. GAAP, or were the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an operator of automotive retail dealerships. The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS. HIS provides the equipment and associated internet access services to hotels,

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

resorts, military, student housing, casinos, and many other commercial venues. Quantum and HIS were formerly accounted for under the equity method but are now accounted for at estimated net realizable value pursuant to our Plan of Liquidation.

New Accounting Pronouncements

As a result of adopting Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our consolidated net assets in liquidation or consolidated changes in net assets in liquidation.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Form 10-K, filed with the SEC on March 28, 2024, and there have been no changes to the Partnership's significant accounting policies during the three months ended March 31, 2024.

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand, cash in bank accounts without restriction. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of March 31, 2024, substantially all of the Partnership’s $17.7 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these and other current events have not had a material direct impact on the Partnership’s Plan of Liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

Investment securities include Corporate Stock and Treasury Bills with original maturities on the date of purchase of greater than three months. As of March 31, 2024, $497.2 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as Investment securities in the Condensed Consolidated Statement of Net Assets in Liquidation.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, as described in “Note 5. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend, and outcomes of these proceedings, could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. These estimates will be periodically reviewed and adjusted as appropriate, any such adjustments may be material. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Basis of Presentation, and Other” for further information.

Our access to cash and cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions, with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our Plan of Liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things. Additionally, given our significant investment in Treasury Bills as of March 31, 2024, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the net realizable value of our remaining assets, estimates of direct costs incurred to complete the sale of such assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2023, we accrued receipts and costs expected to be earned or incurred during liquidation which is anticipated to be complete by December 31, 2026, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation at March 31, 2024 and December 31, 2023 was comprised of (in thousands):

	March 31, 2024	December 31, 2023
Total estimated receipts during remaining liquidation period	$19,626	$21,769
Total estimated costs of operations:
Selling, general and administrative expenses	(47,920)	(58,596)
Selling, general and administrative expenses - related party	(11,517)	(13,683)
Total estimated costs during remaining liquidation period	(59,437)	(72,279)
Liability for estimated costs in excess of estimated receipts during liquidation	$(39,811)	$(50,510)

The change in liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2023 and March 31, 2024, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2023	Working Capital (3)	During Liquidation (4)	March 31, 2024
Assets:
Estimated receipts from investments (1)	$21,769	$(8,021)	$5,878	$19,626
Liabilities:
Corporate expenditures (2)	(72,279)	9,585	3,257	$(59,437)
Liability for estimated costs in excess of estimated receipts during liquidation	$(50,510)	$1,564	$9,135	$(39,811)

1.Estimated receipts from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities and the net realizable value of our remaining investments.

2.Corporate expenditures consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees related to our corporate activities.

3.Net change in working capital represents changes in assets and liabilities for the three months ended March 31, 2024, primarily as a result of actual cash receipts or payments.

4.Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

During the three months ended March 31, 2024, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $5.9 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of a change in allocation between the GPB-managed Funds, resulting in a decrease of $2.6 million, in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation.

The remaining $0.7 million increase relates primarily to the change in estimated future costs during liquidation for other professional fees as a result of a change in allocation between the GPB-managed Funds.

4. Disposals, Assets Held for Sale and Discontinued Operations

Commencing in 2023, we no longer consolidate the Technology-Enabled Services and Energy segments within our financial results or reflect the financial results of these segments within our continuing results of operations. Commencing in 2021, we no longer consolidate the Automotive Retail segment or reflect the financial results of this segment within our continuing results of operations. The historical results of operations and financial positions of the Technology-Enabled Services, Energy, and Automotive Retail segments through the date of divestiture, are reported as discontinued operations in the Condensed Consolidated Financial Statements.

2023 DISPOSITIONS

Technology-Enabled Services

On December 15, 2023, the Partnership entered into an agreement to sell the entirety of the Partnership’s indirect ownership interest in HPI for $190.0 million in net cash proceeds. On January 19, 2024, the Partnership completed the sale of HPI. On January 19, 2024 the Partnership distributed $11.9 million to the non-controlling interest holders of HPI. The assets and liabilities of HPI had been classified as held for sale at their net realizable value as of December 31, 2023.

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

The Partnership’s investments in HPI, Experience Care and Cantata previously constituted the Technology-Enabled Services Segment.

Summarized operating results for the Technology-Enabled Services segment for the three months ended March 31, 2023 were as follows:

Three months
ended March 31,
(Dollars in thousands)	2023
Revenues	$36,160
Cost of revenues	20,148
Gross profit	16,012
Operating expenses	14,421
Operating income	1,591
Other expense	1,309
Income from discontinued operations, before tax	282
Income tax expense	211
Net income from discontinued operations	71
Net income attributable to non-controlling interests	10
Net income attributable to the Partnership	$61

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

Summarized operating results for the Energy segment for the three months ended March 31, 2023 were as follows:

Three months
ended March 31,
(Dollars in thousands)	2023
Revenues	$12,561
Cost of revenues	6,428
Gross profit	6,133
Operating expenses	5,479
Operating income	654
Other expense	28
Net income from discontinued operations	626
Net income attributable to non-controlling interests	234
Net income attributable to the Partnership	$392

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $1.3 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively, is included in the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. In January 2024 and March 2023, GPB Prime distributed $2.3 million and $8.0 million, respectively, to the Partnership. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

The summarized operating results for the Automotive Retail segment for the three months ended March 31, 2023 were inconsequential.

5. Commitments and Contingencies

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three months ended March 31, 2024, GPB decreased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in a decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $2.6 million. Legal indemnification expenses paid during the three months ended

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2024, were $4.8 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

For the three months ended March 31, 2023, the Partnership paid $3.6 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred, and that the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We regularly evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being, and the estimated amount of a loss related to, such matters. We continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s net assets in liquidation

Federal Matters

On February 4, 2021, the SEC filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024, but has been postponed to a future undetermined date, In a status conference held on April 15, 2024, the judge in the Criminal Case, on consent of all parties, ordered that the trial, previously scheduled to begin on June 3, 2024, is to be adjourned to June 10, 2024.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as the independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr.

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

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Quarterly Report on Form 10-Q (“Form 10-Q”), nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three new managers Mr. Gentile purported to have appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with the consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, or to be filed in the future, and provides for a centralized claims process for GPB

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation (‘R&R”), recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal agreed to an expedited briefing, which was completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the Receiver would assume the power to operate and manage the Partnership but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization.  This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts seeks both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased interest in the GPB-managed funds. This matter is stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States seek both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.) (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue. Any potential losses associated with this matter cannot be estimated at this time.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case.  On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Arbitration proceedings commenced on April 29, 2024. Any potential losses associated with this action cannot be estimated at this time.

TTA Consideration Holdings, LLC f/k/a ALN Medical Management, LLC v. HPI Holdings, LLC (Case No. 2024-0213-NAC)

On or about March 5, 2024, TTA Consideration Holdings, LLC f/k/a ALN Medical Management (“Plaintiff”), LLC filed suit in Delaware Chancery Court against HPI Holdings, LLC (“HPI”).

Plaintiff alleges that HPI improperly refused to issue to Plaintiff a so-called Synergy Earn Out payment that was required to be made per the terms of the January 1, 2023 Asset Purchase Agreement entered into between ALN (as seller) and Health Prime International (as buyer).  Plaintiff contends that HPI is intentionally and wrongfully hindering Plaintiff’s ability to be paid under the applicable agreements between the parties. Plaintiff seeks monetary damages in an amount calculated pursuant to the agreements at issue in the case, pre and post-judgment interest, and attorneys’ fees. HPI denies any wrongdoing in connection with the lawsuit and intends to vigorously defend itself against Plaintiff’s claims. Any potential losses associated with this matter cannot be estimated at this time.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County, against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any ruling in favor of the Partnership or potential losses associated with this matter cannot be determined or estimated at this time.

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

6. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized Managerial Assistance Fee for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partner’s Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership).

Managerial Assistance Fees paid during the three months ended March 31, 2024 were $1.8 million, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statement of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to managerial assistance fee, related party and included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 was $3.0 million.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day to day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies), officers and employees relating to the time such officers or employees provide In-House Services or Operations Support Services to the Partnership or its investee entities. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the investee entities. “Operations Support Services” include, but are not limited to, operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the investee entities. In addition GPB, on occasion, pays Partnership expenses on the Partnerships’ behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Note 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

Partnership expenses paid during the three months ended March 31, 2024 were $6.0 million, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, were $4.0 million.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CONSULTING AGREEMENTS

For the three months ended March 31, 2023, Erus paid $0.1 million, for consulting fees to a non-controlling interest member of Erus, who was also previously a member of Erus’ management. The consulting fees are recorded in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

Quantum, incurred expenses of $0.2 million for the three months ended March 31, 2023. The expenses were related to the provision of consulting services from several companies owned by officers of the subsidiary and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB H2 SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three months ended March 31, 2024 and 2023 there have been no profit allocations allocated to the Special LP.

For the three months ended March 31, 2023, Erus paid $0.1 million to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

Erus occasionally sold customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three months ended March 31, 2023, the amounts sold were $0.3 million, which are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.5 million for the three months ended March 31, 2023. These revenues were included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

As compensation for the services to be rendered by Highline, the Partnership pays operation service provider fee (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended March 31, 2024 were $0.4 million, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations of $0.4 million for the three months ended March 31, 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our Plan of Liquidation, as defined below, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

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

On February 4, 2021, the Securities and Exchange (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court, as defined below. No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile (GPB’s sole Member), Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024, but has been postponed to a future undetermined date. In a status conference held on April 15, 2024, the judge in the Criminal Case, on consent of all parties, ordered that the trial, previously scheduled to begin on June 3, 2024, is adjourned to June 10, 2024.

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in the SEC Action appointed Joseph T. Gardemal III as the independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The Monitor was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. On April 14, 2021,the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.  The Monitor, is thus required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Footnote 5. Commitments and Contingencies” in the Notes to the Financial Statements included in the Form 10-Q for additional information.

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

Our focus was primarily on owning and operating our portfolio companies in our Technology-Enabled Services, Automotive Retail and Energy segments.

Divestiture of Substantially All of the Partnership’s Assets

Commencing in the second half of fiscal 2023, the Partnership entered into agreements to divest of its portfolio companies previously comprising its Technology-Enabled Services segment. Those divested portfolio companies included Experience Care, LLC, (“Experience Care”) which was sold on August 23, 2023, for $12.7 million in net cash proceeds, Cantata Health, LLC (“Cantata”) which was sold on October 24, 2023, for $22.3 million in net cash proceeds, and the entirety of the Partnership’s 96% indirect ownership interest in HealthPrime International, LLC (“HealthPrime” or “HPI”) which was sold on January 19, 2024 for $190.0 million in net cash proceeds (collectively, the “Divested Technology-Enabled Services Portfolio Companies”). Also, in the second half of fiscal 2023, Erus Holdings LLC (“Erus”), a 60% owned portfolio company of the Partnership, filed for Chapter 7 Bankruptcy (“Chapter 7”) protection on November 8, 2023. Erus accounted for substantially all of the assets and operational activities of the Partnership’s Energy segment. The Chapter 7 filing resulted in the appointment of a trustee for the Erus entities who is charged with liquidating their assets and distributing the proceeds to creditors in accordance with the U.S. Bankruptcy Code. (Erus, together with the Divested Technology-Enabled Services Portfolio Companies, the “Divested Businesses”).

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

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the three months ended March 31, 2023.

See “Note 4. Disposals, Assets Held for Sale and Discontinued Operations” in our Condensed Consolidated Financial Statements included in in “Part I, Item 1” and “Part II, Item 6. Exhibits” for more information.

Plan of Liquidation

Concurrent with reaching an agreement in principle to sell all of the Partnership’s membership interests in HPI (the “HPI Transaction”), Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the HPI Transaction, and that no further plans to deploy capital in other investments are contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in adoption of the liquidation basis of accounting as of December 31, 2023.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the anticipated commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, is ultimately distributed to our Limited Partners.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 29, 2023, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the FASB ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the and forecasts generated by our management. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Condensed Consolidated Financial Statements because of the Plan of Liquidation's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation as approved by Highline will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Partnership’s external counsel and contemplates such matters as the sale of the remaining investments in HIS, Quantum and the note receivable from TDR Riverwalk LLC (an unrelated Florida limited liability company, “Riverwalk”), the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available to be distributed upon liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Condensed Consolidated Financial Statements.

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

The Corporate and Other segment primarily consisted of other operating segments that were not reportable under the quantitative thresholds under U.S. GAAP, or were the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an operator of automotive retail dealerships. The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS. HIS provides the equipment and associated internet access services to hotels, resorts, military, student housing, casinos, and many other commercial venues. Quantum and HIS were formerly accounted for under the equity method but are now accounted for at estimated net realizable value pursuant to our Plan of Liquidation.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2023, the results of operations for the current period are not comparable to the prior year period. Due to the adoption of the Plan of Liquidation, we no longer consider this to be a key performance measure, and we no longer report results of our operations information.

The following table summarizes the results of our operations for the three months ended March 31, 2023, under the going concern basis of accounting.

Three Months
Ended March 31,
2023
Operating expenses (income):
Selling, general and administrative expenses	$5,718
Managerial assistance fee, related party	3,028
Income from equity method investments	(3,464)
Total net operating expenses	5,282
Operating loss	(5,282)
Other income:
Interest income	3,319
Other income	119
Total other income	3,438
Net loss from continuing operations	(1,844)
Income from discontinued operations	1,068
Income tax expense, discontinued operations	(211)
Net income from discontinued operations	857
Net loss from continuing and discontinued operations	(987)
Net income attributable to non-controlling interests	244
Net loss attributable to the Partnership	$(1,231)

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has historically relied primarily on cash on hand, investment securities, cash flows from operations, borrowings under our credit facilities, and lines of credit as the main sources for liquidity. We used those funds to invest in capital improvements and additions and to satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for Quantum, HIS, and the Riverwalk promissory note receivable have been liquidated. As of March 31, 2024, we had $17.7 million in cash on hand and $497.2 million in Treasury Bills. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

CONTRACTUAL PAYMENT OBLIGATIONS

As of March 31, 2024, there have been no material changes to the contractual payment obligations table included in the Annual Report on Form 10-K filed with the SEC on March 28, 2024 (the “Form 10-K”).

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting policies and use of estimates since the filing of our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Form 10-K.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at March 31, 2024, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

Internal Controls over Financial Reporting

Material Weaknesses

We have concluded that there are material weaknesses in our system of ICFR, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operation and financial condition.

We have identified deficiencies, or a combination of deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part, to insufficient and ineffective controls within our financial close and reporting process.

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

While management believes the measures described above, and others that may be implemented, should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. Our management is currently determining the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the Plan of Liquidation. We may decide to take additional measures to address control deficiencies or determine to modify, or, in appropriate circumstances, not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Note 5. Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, since the filing with the SEC on March 28, 2024, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Registrant adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 9, 2024