Form 10-Q
period 2024-06-30
GPB Holdings II, LP
filed 2024-08-06
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-56442

GPB Holdings II, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3870808 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 55 Old Field Point Road, Suite 1 East Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$10,808	$33,038
Investment securities	503,879	340,196
Escrow receivable	10,392	13,393
Assets held for sale, discontinued operations	—	145,585
Total assets	$525,079	$532,212
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$41,333	$50,510
Distribution payable for tax withholding	—	1,000
Debt	—	3,333
Due to related parties	248	23
Total liabilities	41,581	54,866
Commitments and Contingencies (See “Note 5. Commitments and Contingencies”)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	482,669	464,245
Net assets attributable to the non-controlling interests in liquidation	829	13,101
Total net assets in liquidation	$483,498	$477,346

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2024	2024
Net assets in liquidation, beginning of period	$486,979	$477,346
Changes in assets and liabilities in liquidation:
Increase (decrease) in investment securities	10	(76)
(Increase) decrease in liability for estimated costs in excess of estimated receipts during liquidation	(3,167)	5,968
Increase in distribution payable for tax withholding	—	(147)
Increase in due to related party	(75)	(225)
Net changes in liquidation value	(3,232)	5,520
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	250	1,131
Payments made in excess of liabilities recorded	(70)	(70)
Distributions to non-controlling interests	(429)	(429)
Changes in net assets in liquidation	(3,481)	6,152
Net assets in liquidation, end of period	$483,498	$483,498

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Operating expenses (income):
Selling, general and administrative expenses	$6,311	$12,029
Managerial assistance fee, related party	3,088	6,116
Income from equity method investments	(484)	(3,948)
Total net operating expenses	8,915	14,197
Operating loss	(8,915)	(14,197)
Other income:
Interest income	2,702	6,021
Other (loss) income	(106)	8
Total other income	2,596	6,029
Net loss from continuing operations	(6,319)	(8,168)
Loss from discontinued operations	(9,801)	(8,728)
Income tax expense, discontinued operations	(256)	(467)
Net loss from discontinued operations	(10,057)	(9,195)
Net loss from continuing and discontinued operations	(16,376)	(17,363)
Net loss attributable to non-controlling interests	(6,022)	(5,778)
Net loss attributable to the Partnership	$(10,354)	$(11,585)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Net loss	$(16,376)	$(17,363)
Other comprehensive loss:
Foreign currency translation gain (loss )	7	(125)
Total comprehensive loss	(16,369)	(17,488)
Other comprehensive gain (loss) attributable to non-controlling interests	1	(11)
Net loss attributable to non-controlling interest	(6,022)	(5,778)
Comprehensive loss attributable to the Partnership	$(10,348)	$(11,699)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Loss	Interests	Total
Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	5	(5)	—	—	$—	—	—	$—
Tax withholding distributions	(36)	(14)	(19)	(10)	(79)	—	—	(79)
Contribution	—	—	—	—	—	—	3,800	3,800
Net (loss) income	(732)	(291)	(186)	(22)	(1,231)	—	244	(987)
Other comprehensive loss	—	—	—	—	—	(120)	(12)	(132)
Partners’ capital - March 31, 2023	$211,977	$118,288	$129,167	$68,430	$527,862	$(2,290)	$16,798	$542,370
Transfers	(17)	17	—	—	—	—	—	—
Purchase of non-controlling interest	(438)	(244)	(267)	(141)	(1,090)	—	(395)	(1,485)
Net loss	(4,281)	(2,414)	(2,412)	(1,247)	(10,354)	—	(6,022)	(16,376)
Other comprehensive income	—	—	—	—	—	6	1	7
Partners’ capital - June 30, 2023	$207,241	$115,647	$126,488	$67,042	$516,418	$(2,284)	$10,382	$524,516

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30,
2023
Cash flows from operating activities:
Net loss	$(17,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investments	(3,948)
Gain on sale of debt investments	(29)
Unrealized loss on investment securities	168
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Accounts receivable	10
Prepaid expenses	60
Accrued expenses	(214)
Due to related parties	3,184
Net operating cash flows from discontinued operations	7,957
Net cash used in operating activities	(10,175)

Cash flows from investing activities:
Proceeds from sale of debt investments	87
Purchase of business (net of cash acquired)	(11,673)
Purchase of short term investments	(293,486)
Distribution received from investee	10,040
Net investing cash flows of discontinued operations	(1,366)
Net cash used in investing activities	(296,398)

Cash flows from financing activities:
Tax withholding distributions	(79)
Purchase of non-controlling interest	(1,485)
Net financing cash flows of discontinued operations	(862)
Net cash used in financing activities	(2,426)

Effect of exchange rate changes on cash	(13)

Net decrease in cash and cash equivalents	(309,012)
Cash and cash equivalents and restricted cash - beginning of period	352,654
Cash and cash equivalents and restricted cash - end of period	$43,642

Supplemental schedule of non-cash investing and financing activities:
Contingent liability assumed	$11,140
Non-controlling interest contribution	3,800

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

Basis of Presentation

The Condensed Consolidated Financial Statements until December 31, 2023, have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below, on December 31, 2023, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Form 10-K”).

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

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as “held for sale” upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the three and six months ended June 30, 2023.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; (iii) the timing and outcome of the pending litigation; and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, is ultimately distributed to our Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2026 is the best estimate for the expected liquidation completion date.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Condensed Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation, as approved by Highline, will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor (as defined below), the timing of Mr. Gentile’s criminal trial and outcome, and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

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

The Corporate and Other segment primarily consisted of other operating segments that were not reportable under the quantitative thresholds in accordance with U.S. GAAP, or were the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an operator of automotive retail dealerships. The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS. HIS provides the equipment and associated internet access services to hotels, resorts, military, student housing, casinos, and many other commercial venues. Quantum and HIS were formerly accounted for under the equity method but are now accounted for at estimated net realizable value pursuant to our Plan of Liquidation.

New Accounting Pronouncements

As a result of adopting Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our consolidated net assets in liquidation or consolidated changes in net assets in liquidation.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our Form 10-K, filed with the SEC on March 28, 2024, and there have been no changes to the Partnership’s significant accounting policies during the three and six months ended June 30, 2024.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2024, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of June 30, 2024, substantially all of the Partnership’s $10.8 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these and other current events have not had a material direct impact on the Partnership’s Plan of Liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

Investment securities include Corporate Stock and Treasury Bills with original maturities on the date of purchase of greater than three months. As of June 30, 2024, $503.9 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as Investment securities in the Condensed Consolidated Statement of Net Assets in Liquidation.

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

Our access to cash, cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions, with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents and investment securities could adversely impact our ability to meet certain steps in our Plan of Liquidation, pay distributions, among other things. Additionally, given our significant investment in Treasury Bills as of June 30, 2024, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the net realizable value of our remaining assets, estimates of direct costs incurred to complete the sale of such assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2023, we accrued receipts to be received and costs expected to be incurred during liquidation which is anticipated to be complete by December 31, 2026, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation at June 30, 2024 and December 31, 2023 was comprised of (in thousands):

	June 30, 2024	December 31, 2023
Total estimated receipts during remaining liquidation period	$18,862	$21,769
Total estimated costs of operations:
Selling, general and administrative expenses	(49,780)	(58,596)
Selling, general and administrative expenses - related party	(10,415)	(13,683)
Total estimated costs during remaining liquidation period	(60,195)	(72,279)
Liability for estimated costs in excess of estimated receipts during liquidation	$(41,333)	$(50,510)

The change in liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2023 and June 30, 2024, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2023	Working Capital (3)	During Liquidation (4)	June 30, 2024
Assets:
Estimated receipts from investments (1)	$21,769	$(15,381)	$12,474	$18,862
Liabilities:
Corporate expenditures (2)	(72,279)	18,590	(6,506)	$(60,195)
Liability for estimated costs in excess of estimated receipts during liquidation	$(50,510)	$3,209	$5,968	$(41,333)

1.

Estimated receipts from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities and the net realizable value of our remaining investments.

2.	Corporate expenditures consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees related to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the six months ended June 30, 2024, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

During the six months ended June 30, 2024, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $12.5 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs related to higher-than-expected activity in numerous current and ongoing legal matters, offset by a decrease due to a change in allocation of projected costs during the remaining liquidation period among the GPB-managed funds, resulting in a net increase of $7.7 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation.

The remaining $1.2 million decrease relates primarily to the change in estimated future costs during liquidation for other professional fees as a result of a change in allocation of projected costs during the remaining liquidation period among the GPB-managed Funds.

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

2023 DISPOSITIONS

Technology-Enabled Services

On December 15, 2023, the Partnership entered into an agreement to sell the entirety of the Partnership’s indirect ownership interest in HPI for $190.0 million in net cash proceeds. On January 19, 2024, the Partnership completed the sale of HPI. On January 19, 2024, the Partnership distributed $11.9 million to the non-controlling interest holders of HPI. The assets and liabilities of HPI had been classified as held for sale at their net realizable value as of December 31, 2023.

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

The Partnership’s investments in HPI, Experience Care and Cantata previously constituted the Technology-Enabled Services Segment.

Summarized operating results for the Technology-Enabled Services segment for the three and six months ended June 30, 2023, respectively, were as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(Dollars in thousands)	2023	2023
Revenues	$36,696	$72,856
Cost of revenues	20,300	40,448
Gross profit	16,396	32,408
Operating expenses	9,866	24,287
Operating income	6,530	8,121
Other expense	297	1,606
Income from discontinued operations	6,233	6,515
Income from discontinued operations, before tax	6,233	6,515
Income tax expense	256	467
Net income from discontinued operations	5,977	6,048
Net income attributable to non-controlling interests	619	629
Net income attributable to the Partnership	$5,358	$5,419

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

Summarized operating results for the Energy segment for the three and six months ended June 30, 2023, respectively, were as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(Dollars in thousands)	2023	2023
Revenues	$8,055	$20,616
Cost of revenues	5,011	11,439
Gross profit	3,044	9,177
Operating expenses	19,478	24,956
Operating loss	(16,434)	(15,779)
Other expense	25	54
Loss from discontinued operations	(16,459)	(15,833)
Net loss from discontinued operations	(16,459)	(15,833)
Net loss attributable to non-controlling interests	(6,641)	(6,407)
Net loss attributable to the Partnership	$(9,818)	$(9,426)

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $0.3 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively, is included in the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. In April 2024, January 2024 and March 2023, GPB Prime distributed $0.9 million, $2.3 million and $8.0 million, respectively, to the Partnership. Following the completion of the sale, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

The summarized operating results for the Automotive Retail segment for the three and six months ended June 30, 2023 were inconsequential.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and six months ended June 30, 2024, GPB increased the

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

estimated legal indemnification costs expected to be paid during the liquidation term resulting in a increase in the liability for estimated costs in excess of estimated receipts during liquidation of $10.3 million and $7.7 million, respectively. During the six months ended June 30, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs related to higher-than-expected activity in numerous current and ongoing legal matters. Legal indemnification expenses paid during the three and six months ended June 30, 2024, were $6.1 million and $10.9 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

For the three and six months ended June 30, 2023, the Partnership paid $3.5 million and $7.1 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred, and that the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We regularly evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters. We continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

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

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for October 24, 2024. Mr. Lash’s sentencing is scheduled for October 31, 2024.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, or to be filed in the future, and provides for a centralized claims process for GPB Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the Criminal Case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023.On June 24, 2024, in response to a June 20, 2024 joint letter request filed by several parties to the case to stay all proceedings pending the preparation of a formal stipulation of settlement, a Magistrate Judge in the case entered an Order that all deadlines and proceedings related to the action are stayed with respect to all parties until further order of the Court. Any potential losses associated with this matter cannot be estimated at this time.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Arbitration proceedings commenced on April 29, 2024, and concluded after ten (10) days of hearing on May 10, 2024. The parties will file post-hearing briefs with the panel in fall 2024, after which the panel is expected to render its decision. Any potential losses associated with this action cannot be estimated at this time.

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

6. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized Managerial Assistance Fee for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services (defined below under “Partnership Expenses”) provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units, and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partner’s Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership).

Managerial Assistance Fees paid during the three months and six months ended June 30, 2024 were $1.1 million and $2.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statement of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to managerial assistance fee, related party and included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023 was $3.1 million and $6.1 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day to day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies), officers and employees relating to the time such officers or employees provide In-House Services or Operations Support Services to the Partnership or its investee entities. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the investee entities. “Operations Support Services” include, but are not limited to, operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the investee entities. In addition, GPB, on occasion, pays Partnership expenses on the Partnerships’ behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

general and administrative expenses - corporate in “Note 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

Partnership expenses paid during the three and six months ended June 30, 2024 were $7.0 million and $12.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023, were $4.5 million and $8.5 million, respectively.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB H2 SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and six months ended June 30, 2024 and 2023 there have been no profit allocations allocated to the Special LP.

For the three and six months ended June 30, 2023, Erus paid $0.1 million and $0.3 million, respectively, to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

Erus occasionally sold customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three and six months ended June 30, 2023, the amounts sold were $0.2 million and $0.5 million, respectively, which are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.6 million and $3.1 million, respectively, for the three and six months ended June 30, 2023. These revenues were included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

As compensation for the services to be rendered by Highline, the Partnership pays operation service provider fee (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three and six months ended June 30, 2024 were nil and $0.4 million, respectively. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations of $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2023.

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

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile (GPB’s sole Member), Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for October 24, 2024. Mr. Lash’s sentencing is scheduled for October 31, 2024.

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

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the three months ended June 30, 2023.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation; and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, is ultimately distributed to our Limited Partners.

On May 14, 2024, Tom Lemke resigned from the Board.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the Condensed Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation as approved by Highline will be sold by December 31, 2025, with liquidation complete by December 31, 2026, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Partnership’s external counsel and contemplates such matters as the sale of the remaining investments in HIS, Quantum and the note receivable from TDR Riverwalk LLC (an unrelated Florida limited liability company, “Riverwalk”), as well as the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available to be distributed upon liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Condensed Consolidated Financial Statements.

OUR SEGMENTS

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries which were engaged in a number of diverse business activities. Our Chief Operating Decision Maker (“CODM”) regularly reviewed consolidated financial information, evaluated overall strategic performance, and allocated resources to the Partnership in three distinct segments-the Technology-Enabled Services segment, the Energy segment and the Corporate and Other segment. After the divestiture of our assets, we are now reporting our business operation solely as “Corporate and Other”.

The Corporate and Other segment primarily consisted of other operating segments that were not reportable under the quantitative thresholds in accordance with U.S. GAAP, or were the selling, general and administrative expenses of the Partnership. The Partnership owns a 33.5% interest in GPB Prime Holdings, LLC (“GPB Prime”), an operator of automotive retail dealerships. The Partnership has a 50% non-controlling investment in Quantum. Quantum provides customer acquisition services to the alternative energy industry. The Partnership also has a non-controlling investment of 31% in HIS. HIS provides the equipment and associated internet access services to hotels, resorts, military, student housing, casinos, and many other commercial venues. Quantum and HIS were formerly accounted for under the equity method but are now accounted for at estimated net realizable value pursuant to our Plan of Liquidation.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2023, the results of operations for the current period are not comparable to the prior year period. Due to the adoption of the Plan of Liquidation, we no longer consider this to be a key performance measure, and we no longer report results of our operations information.

The following table summarizes the results of our operations for the three and six months ended June 30, 2023, under the going concern basis of accounting.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2023	2023
Operating expenses (income):
Selling, general and administrative expenses	$6,312	$12,030
Managerial assistance fee, related party	3,088	6,116
Income from equity method investments	(485)	(3,949)
Total net operating expenses	8,915	14,197
Operating loss	(8,915)	(14,197)
Other income:
Interest income	2,702	6,021
Other (loss) income	(106)	8
Total other income	2,596	6,029
Net loss from continuing operations	(6,319)	(8,168)
Loss from discontinued operations	(9,801)	(8,728)
Income tax expense, discontinued operations	(256)	(467)
Net loss from discontinued operations	(10,057)	(9,195)
Net loss from continuing and discontinued operations	(16,376)	(17,363)
Net loss attributable to non-controlling interests	(6,022)	(5,778)
Net loss attributable to the Partnership	$(10,354)	$(11,585)

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has historically relied primarily on cash, cash equivalents, and investment securities, cash flows from operations, borrowings under our credit facilities, and lines of credit as the main sources for liquidity. We used those funds to invest in capital improvements and additions, and to satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for Quantum, HIS, and the Riverwalk promissory note receivable have been liquidated. As of June 30, 2024, we had $10.8 million in cash and cash equivalents and $503.9 million in Treasury Bills. We expect that this cash, cash equivalents, and investment securities will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

CONTRACTUAL PAYMENT OBLIGATIONS

As of June 30, 2024, there have been no material changes to the contractual payment obligations table included in the Annual Report on Form 10-K filed with the SEC on March 28, 2024 (the “Form 10-K”).

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the critical accounting policies and use of estimates since the filing of our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Form 10-K.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at June 30, 2024, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Note 5. Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Registrant adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 6, 2024