Form 10-Q
period 2024-09-30
GPB Holdings II, LP
filed 2024-11-06
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$12,352	$33,038
Investment securities	494,900	340,196
Escrow receivable	10,393	13,393
Assets held for sale, discontinued operations	—	145,585
Total assets	$517,645	$532,212
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$38,522	$50,510
Distribution payable for tax withholding	—	1,000
Debt	—	3,333
Due to related parties	346	23
Total liabilities	38,868	54,866
Commitments and Contingencies (See “Note 5. Commitments and Contingencies”)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	477,923	464,245
Net assets attributable to the non-controlling interests in liquidation	854	13,101
Total net assets in liquidation	$478,777	$477,346

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
Net assets in liquidation, beginning of period	$483,498	$477,346
Changes in assets and liabilities in liquidation:
Increase in investment securities	123	47
(Increase) decrease in liability for estimated costs in excess of estimated receipts during liquidation	(4,671)	1,297
Increase in distribution payable for tax withholding	—	(147)
Increase in due to related party	(98)	(323)
Net changes in liquidation value	(4,646)	874
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	—	1,131
Payments made in excess of liabilities recorded	(75)	(145)
Distributions to non-controlling interests	—	(429)
Changes in net assets in liquidation	(4,721)	1,431
Net assets in liquidation, end of period	$478,777	$478,777

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Operating expenses (income):
Selling, general and administrative expenses	$7,395	$19,424
Managerial assistance fee, related party	3,089	9,205
Loss from equity method investments	8,235	4,287
Total net operating expenses	18,719	32,916
Operating loss	(18,719)	(32,916)
Other income:
Interest income	4,683	10,704
Other income	321	329
Total other income	5,004	11,033
Net loss from continuing operations	(13,715)	(21,883)
Loss from discontinued operations	(11,916)	(20,644)
Gain from sale of discontinued operations	7,460	7,460
Income tax expense, discontinued operations	(95)	(562)
Net loss from discontinued operations	(4,551)	(13,746)
Net loss from continuing and discontinued operations	(18,266)	(35,629)
Net loss attributable to non-controlling interests	(4,601)	(10,379)
Net loss attributable to the Partnership	$(13,665)	$(25,250)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Net loss	$(18,266)	$(35,629)
Other comprehensive loss:
Foreign currency translation loss	(354)	(479)
Total comprehensive loss	(18,620)	(36,108)
Other comprehensive loss attributable to non-controlling interests	(31)	(42)
Net loss attributable to non-controlling interest	(4,601)	(10,379)
Comprehensive loss attributable to the Partnership	$(13,988)	$(25,687)

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

(Unaudited)

					Partners’
					Capital	Accumulated
	Class A	Class A-1	Class B	Class B-1	Attributable	Other	Non-
	Limited	Limited	Limited	Limited	to GPB	Comprehensive	Controlling
	Partners	Partners	Partners	Partners	Holdings II, LP	Loss	Interests	Total
Partners’ capital - December 31, 2022	$212,740	$118,598	$129,372	$68,462	$529,172	$(2,170)	$12,766	$539,768
Transfers	5	(5)	—	—	$—	—	—	$—
Tax withholding distributions	(36)	(14)	(19)	(10)	(79)	—	—	(79)
Contributions from non - controlling interest	—	—	—	—	—	—	3,800	3,800
Net (loss) income	(732)	(291)	(186)	(22)	(1,231)	—	244	(987)
Other comprehensive loss	—	—	—	—	—	(120)	(12)	(132)
Partners’ capital - March 31, 2023	$211,977	$118,288	$129,167	$68,430	$527,862	$(2,290)	$16,798	$542,370
Transfers	(17)	17	—	—	—	—		—
Purchase of non-controlling interest	(438)	(244)	(267)	(141)	(1,090)	—	(395)	(1,485)
Net loss	(4,281)	(2,414)	(2,412)	(1,247)	(10,354)	—	(6,022)	(16,376)
Other comprehensive income	—	—	—	—	—	6	1	7
Partners’ capital - June 30, 2023	$207,241	$115,647	$126,488	$67,042	$516,418	$(2,284)	$10,382	$524,516
Transfers	6	(6)	2	(2)	—	—	—	—
Distribution to non-controlling interest holders	—	—	—	—	—	—	(106)	(106)
Net loss	(5,698)	(3,067)	(3,222)	(1,678)	(13,665)	—	(4,601)	(18,266)
Other comprehensive loss	—	—	—	—	—	(323)	(31)	(354)
Partners’ capital - September 30, 2023	$201,549	$112,574	$123,268	$65,362	$502,753	$(2,607)	$5,644	$505,790

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

Nine Months Ended
September 30,
2023
Cash flows from operating activities:
Net loss	$(35,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity method investments	4,287
Gain on disposal of business	(7,460)
Gain on sale of debt investments	(29)
Unrealized gain on investment securities	(63)
Accrued interest receivable on short term investments	(768)
Changes in operating assets and liabilities, net of effects from business combinations and dispositions:
Prepaid expenses	79
Accounts payable	96
Accrued expenses	(1,368)
Due to related parties	4,804
Net operating cash flows from discontinued operations	21,456
Net cash used in operating activities	(14,595)

Cash flows from investing activities:
Proceeds from sale of debt investments	87
Purchase of business (net of cash acquired)	(11,673)
Proceeds from sale of business, net of cash sold	12,736
Purchase of short term investments	(1,059,358)
Distribution received from investee	13,740
Proceeds from sale of short term investments	762,279
Net investing cash flows of discontinued operations	(1,890)
Net cash used in investing activities	(284,079)

Cash flows from financing activities:
Tax withholding distributions	(79)
Purchase of non-controlling interest	(1,485)
Distributions to non - controlling interest, net of change in distributions payable	(106)
Net financing cash flows of discontinued operations	(1,599)
Net cash used in financing activities	(3,269)

Effect of exchange rate changes on cash	(5)

Net decrease in cash and cash equivalents	(301,948)
Cash and cash equivalents and restricted cash - beginning of period	352,654
Cash and cash equivalents and restricted cash - end of period	$50,706

Supplemental schedule of non-cash investing and financing activities:
Payment of accrued expenses directly from proceeds of sale	$81
Contingent liability assumed	$11,140
Non-controlling interest contribution	$3,800

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

Basis of Presentation

The Condensed Consolidated Financial Statements until December 31, 2023, have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below, on December 31, 2023, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Form 10-K”).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considered (i) the entity’s purpose and design, (ii) which variable interest holder had the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

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

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as “held for sale” upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the three and nine months ended September 30, 2023.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; (iii) the timing and outcome of the pending litigation; and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies”. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to our Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2026 is the best estimate for the expected liquidation completion date.

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

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and nine months ended September 30, 2024.

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand and cash in bank accounts without restriction. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2024, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of September 30, 2024, substantially all of the Partnership’s $12.4 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these and other current events have not had a material direct impact on the Partnership’s Plan of Liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

Investment securities include Corporate Stock and Treasury Bills with original maturities on the date of purchase of greater than three months. As of September 30, 2024, $494.5 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as investment securities in the Condensed Consolidated Statement of Net Assets in Liquidation.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, as described in “Note 5. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the amount of available cash.

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

Our access to cash, cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents, and investment securities could adversely impact our ability to meet certain steps in our Plan of Liquidation, pay distributions, among other things. Additionally, given our significant investment in Treasury Bills as of September 30, 2024, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the net realizable value of our remaining assets, estimates of direct costs incurred to complete the sale of such assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2023, we accrued receipts to be received and costs expected to be incurred during liquidation which is anticipated to be complete by December 31, 2026, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	September 30, 2024	December 31, 2023
Total estimated receipts during remaining liquidation period	$15,770	$21,769
Total estimated costs of operations:
Selling, general and administrative expenses	(45,170)	(58,596)
Selling, general and administrative expenses - related party	(9,122)	(13,683)
Total estimated costs during remaining liquidation period	(54,292)	(72,279)
Liability for estimated costs in excess of estimated receipts during liquidation	$(38,522)	$(50,510)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2023 and September 30, 2024, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2023	Working Capital (3)	During Liquidation (4)	September 30, 2024
Assets:
Estimated receipts from investments (1)	$21,769	$(22,502)	$16,503	$15,770
Liabilities:
Corporate expenditures (2)	(72,279)	33,193	(15,206)	$(54,292)
Liability for estimated costs in excess of estimated receipts during liquidation	$(50,510)	$10,691	$1,297	$(38,522)

1.

Estimated receipts from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities and the net realizable value of our remaining investments.

2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the nine months ended September 30, 2024, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the nine months ended September 30, 2024, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $16.5 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the nine months ended September 30, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs due to: (i) the guilty verdict returned in the Criminal Case (as defined in Note 5.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitment and Contingencies) and the impact it has on our consideration of potential outcomes with respect to the Criminal Case and the appeal of the Receivership Order (as defined in Note 5. Commitment and Contingencies) (the “Appeal Process”) and (ii) higher-than-expected activity in numerous current and ongoing legal matters, resulting in a net increase of $16.4 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to the Appeal Process, the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail in Note 5. Commitment and Contingencies and the timing and potential outcomes of the Appeal Process.

An offsetting decrease of $1.2 million relates primarily to the change in estimated future costs during liquidation for other professional fees as a result of a change in allocation of projected costs during the remaining liquidation period among the GPB-managed Funds.

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

The Partnership’s investments in HPI, Experience Care and Cantata previously constituted the Technology-Enabled Services Segment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summarized operating results for the Technology-Enabled Services segment for the three and nine months ended September 30, 2023, respectively, were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2023	2023
Revenues	$34,050	$106,906
Cost of revenues	19,373	59,821
Gross profit	14,677	47,085
Operating expenses	14,857	39,144
Operating loss	(180)	7,941
Other expense	489	2,095
Loss from discontinued operations	(669)	5,846
Gain on sale of discontinued operations	7,460	7,460
Income from discontinued operations, before tax	6,791	13,306
Income tax expense	95	562
Net income from discontinued operations	6,696	12,744
Net income attributable to non-controlling interests	269	898
Net income attributable to the Partnership	$6,427	$11,846

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

Summarized operating results for the Energy segment for the three and nine months ended September 30, 2023, respectively, were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2023	2023
Revenues	$4,788	$25,404
Cost of revenues	7,738	19,177
Gross profit (loss)	(2,950)	6,227
Operating expenses	9,064	34,020
Operating loss	(12,014)	(27,793)
Other expense	—	54
Loss from discontinued operations	(12,014)	(27,847)
Net loss from discontinued operations	(12,014)	(27,847)
Net loss attributable to non-controlling interests	(4,870)	(11,277)
Net loss attributable to the Partnership	$(7,144)	$(16,570)

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Automotive Retail

GPB Prime, in which the Partnership continues to hold a 33.5% investment, completed the sale of substantially all of its assets, including real estate, three collision centers and 28 dealerships in 2021. The Partnership also sold its wholly owned dealership, Orangeburg Subaru LLC (“Orangeburg”), in 2021. The carrying value of the Partnership’s remaining investment in GPB Prime of $0.4 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively, is included in the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. In April 2024, January 2024 and March 2023, GPB Prime distributed $0.9 million, $2.3 million and $8.0 million, respectively, to the Partnership. Following the completion of the sale transactions, the Partnership has no involvement in the operations of GPB Prime or Orangeburg.

The summarized operating results for the Automotive Retail segment for the three and nine months ended September 30, 2023 were inconsequential.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and nine months ended September 30, 2024, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $8.7 million and $16.4 million, respectively. The increase in these legal and legal indemnification cost projections is primarily as a result of significantly higher legal costs due to: (i) the guilty verdict returned in the Criminal Case (as defined below) and the impact it has on our consideration of potential outcomes with respect to the Criminal Case and the Appeal Process and (ii) higher-than-expected activity in numerous current and ongoing legal matters. Legal indemnification expenses paid during the three and nine months ended September 30, 2024, were $11.7 million and $22.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to the Appeal Process, the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail below and the timing and potential outcomes of the Appeal Process.

For the three and nine months ended September 30, 2023, the Partnership had $4.9 million and $12.1 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for March 6, 2025. Mr. Lash’s sentencing is scheduled for March 27, 2025.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal agreed to expedited briefing, which was completed on April 12, 2024. On August 30, 2024, in light of guilty verdicts rendered in the Criminal Case, the SEC filed a motion with the Second Circuit seeking to lift the stay of the Receivership Order. Mr. Gentile and Mr. Schneider have opposed the SEC’s motion. Oral arguments before the Second Circuit on the appeal of the Receivership Order are currently scheduled for November 6, 2024.

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

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom Capital Management, Inc., DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. On October 15, 2024, the Court order this matter stayed pending final resolution of the criminal case pending in the Eastern District of New York, entitled, United States v. Gentile, et al. (US Dist Ct., EDNY, 21 - cr - 0054), and resolution of the receiver motion filed in United States Securities and Exchange Commission v. GPB Capital Holdings, LLC (2d Cir., Nos. 23 - 8010 (L), 23 - 8035). Any potential losses associated with this matter cannot be estimated at this time.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (“AAA”). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Arbitration proceedings commenced on April 29, 2024, and concluded after ten (10) days of hearing on May 10, 2024. The parties will file post-hearing briefs with the panel in the fourth quarter of 2024, after which the panel is expected to render its decision. Any potential losses associated with this action cannot be estimated at this time.

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

During the three and nine months ended September 30, 2024, the Partnership decreased the Managerial Assistance Fees estimate expected to be paid during the liquidation term resulting in a decrease to the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by $0.2 million and $0.2 million, respectively. Managerial Assistance Fees paid during the three and nine months ended September 30, 2024 were $1.1 million and $4.0 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statement of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to managerial assistance fee, related party and included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 was $3.1 million and $9.2 million, respectively.

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

Partnership expenses paid during the three and nine months ended September 30, 2024 were $12.5 million and $25.4 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, were $6.3 million and $14.8 million, respectively.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB H2 SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and nine months ended September 30, 2024 and 2023 there have been no profit allocations allocated to the Special LP.

For the three and nine months ended September 30, 2023, Erus paid nil and $0.5 million, respectively, to Reimagine Roofing, Barrier Insulation and Brooks Enterprises, companies affiliated with one of the Erus’ senior executives. These fees are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

Erus occasionally sold customer accounts to an entity controlled by a non-controlling interest member of Erus, who is a member of the subsidiary’s management. For the three and nine months ended September 30, 2023, the amounts sold were $0.0 million and $0.5 million, respectively, which are included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

HPI, a subsidiary of the Partnership, entered into sales transactions with a company controlled by a director of the subsidiary. Revenues related to this relationship were $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2023. These revenues were included in net income from discontinued operations in the Condensed Consolidated Statement of Operations.

As compensation for the services to be rendered by Highline, the Partnership pays operation service provider fee (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three and nine months ended September 30, 2024 were nil and $0.4 million, respectively. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations of $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2023.

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for March 6, 2025. Mr. Lash’s sentencing is scheduled for March 27, 2025.

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in the SEC Action appointed Joseph T. Gardemal III as the independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The Monitor was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. On April 14, 2021,the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order. The Monitor, is thus required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Note 5. Commitments and Contingencies” in the Notes to the Financial Statements included in the Form 10-Q for additional information.

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

The Partnership determined that the Divested Businesses qualified as a component under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 Financial Statement Presentation, Discontinued Operations (“ASC 205-20”) because they represented operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the remainder of the Partnership’s operations. Further, the Divested Businesses represent a strategic shift in the Partnership’s business and their disposal will have a major effect on the entity’s operations and financial results. The Partnership also determined that the Divested Businesses met the criteria to be classified as held for sale upon entering into the agreements to sell and the filing for Chapter 7 protection. Consequently, the Partnership has classified the assets and liabilities comprising the Divested Businesses as “Assets held for sale, discontinued operations” in the accompanying Condensed Consolidated Statement of Net Assets in Liquidation as of December 31, 2023, and the results of operations and cash flows as discontinued operations in the Condensed Consolidated Statement of Operations and Cash Flows for the nine months ended September 30, 2023.

See “Note 4. Disposals, Assets Held for Sale and Discontinued Operations” in our Condensed Consolidated Financial Statements included in “Part I, Item 1” and “Part II, Item 6. Exhibits” for more information.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation; and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2023, the Partnership estimated the liquidation process would be complete by December 31, 2026, an estimate that is in part, driven by the anticipated sale of the remaining Partnership assets and the commencement date for the Criminal Case as described in “Note 5. Commitments and Contingencies” in the Notes to the Financial Statements included in the Form 10-Q. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to our Limited Partners.

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

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023, under the going concern basis of accounting.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Operating expenses (income):
Selling, general and administrative expenses	$7,395	$19,424
Managerial assistance fee, related party	3,089	9,205
Loss from equity method investments	8,235	4,287
Total net operating expenses	18,719	32,916
Operating loss	(18,719)	(32,916)
Other income:
Interest income	4,683	10,704
Other income	321	329
Total other income	5,004	11,033
Net loss from continuing operations	(13,715)	(21,883)
Loss from discontinued operations	(11,916)	(20,644)
Gain from sale of discontinued operations	7,460	7,460
Income tax expense, discontinued operations	(95)	(562)
Net loss from discontinued operations	(4,551)	(13,746)
Net loss from continuing and discontinued operations	(18,266)	(35,629)
Net loss attributable to non-controlling interests	(4,601)	(10,379)
Net loss attributable to the Partnership	$(13,665)	$(25,250)

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has historically relied primarily on cash, cash equivalents, and investment securities, cash flows from operations, borrowings under our credit facilities, and lines of credit as the main sources for liquidity. We used those funds to invest in capital improvements and additions, and to satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for Quantum, HIS, and the Riverwalk promissory note receivable have been liquidated. As of September 30, 2024, we had $12.4 million in cash and cash equivalents and $494.5 million in Treasury Bills. We expect that this cash, cash equivalents, and investment securities will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

CONTRACTUAL PAYMENT OBLIGATIONS

As of September 30, 2024, there have been no material changes to the contractual payment obligations table included in the Annual Report on Form 10-K filed with the SEC on March 28, 2024 (the “Form 10-K”).

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

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at September 30, 2024, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weaknesses in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Form 10-Q present fairly, in all material respects, the Partnership’s Condensed Consolidated Financial Statements as on the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure the financial statements are free of material error. To remediate the material weaknesses, management believes the following remediation plans would have to be developed, implemented and tested:

●	establishing a hierarchy of review with the appropriate complement of management personnel, and
●	implementing intensive review policies and procedures to be performed at an appropriate level of precision.

Our management is currently determining the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the progress being made in our Plan of Liquidation. We may decide to take additional measures to address control deficiencies or determine to modify, or, in appropriate circumstances, not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three Months Ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Note 5. Commitments and Contingencies” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Registrant adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2024