Form 10-Q
period 2025-03-31
GPB Holdings II, LP
filed 2025-05-20
CIK 1640265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(855) 635-3027

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

As of March 31, 2025, there were 5,896.88 Class A Limited Partnership Units and 3,163.86 Class A-1 Limited Partnership Units outstanding.

EXPLANATORY NOTE REGARDING FUTURE PERIODIC REPORTING

As described further in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, GPB Holdings II, LP (the “Partnership”) has sold substantially all of its assets and is now in receivership pursuant to an order of U.S. District Court for the Eastern District of New York.

In accordance with the Securities and Exchange Commission’s Securities Exchange Act Release No. 9660 (June 30, 1972) and Staff Legal Bulletin 2 (April 15, 1997), as well as related no-action letters issued in connection therewith, the Partnership intends to adopt a modified reporting approach beginning with the fiscal quarter ending June 30, 2025 whereby in lieu of filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with respect to applicable annual or quarterly periods, it will file on Form 8-K the quarterly reports that it files with the U.S. District Court for the Eastern District of New York in connection with the receivership process.

Epiq Corporate Restructuring, LLC (“Epiq”) is the claims and noticing agent for the receivership (the “Claims Agent”). General information about the receivership, including access to Court filings, is available on the Claims Agent’s website: https://dm.epiq11.com/GPBCapital. In addition, investors may obtain information by contacting Epiq at GPBCapInfo@epiqglobal.com.

GPB HOLDINGS II, LP AND SUBSIDIARIES

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$12,582	$10,891
Investment securities	496,726	495,632
Escrow receivable	8,903	10,402
Total assets	$518,211	$516,925
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	$30,862	$28,329
Accrued expenses, including the liability for estimated losses from legal matters	32,001	—
Due to related parties	—	92
Total liabilities	62,863	28,421
Commitments and Contingencies (See “Note 4. Commitments and Contingencies”)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	454,583	487,658
Net assets attributable to the non-controlling interests in liquidation	765	846
Total net assets in liquidation	$455,348	$488,504

See Notes to Condensed Consolidated Financial Statements.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Net assets in liquidation, beginning of period	$488,504	$477,346
Changes in assets and liabilities in liquidation:
Decrease in investment securities	(113)	(86)
Decrease in escrow receivable	(216)	—
(Increase) decrease in liability for estimated costs in excess of estimated receipts during liquidation	(893)	9,135
Increase in distribution payable for tax withholding	—	(147)
Increase in accrued expenses, including the liability for estimated losses from legal matters	(32,001)	—
Decrease (increase) in due to related party	92	(150)
Net changes in liquidation value	(33,131)	8,752
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	—	881
Payments made in excess of liabilities recorded	(25)	—
Changes in net assets in liquidation	(33,156)	9,633
Net assets in liquidation, end of period	$455,348	$486,979

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

Receivership and Distribution Plan

The Partnership is currently in receivership. On December 8, 2023, the U.S. District Court for the Eastern District of New York (the “EDNY Court”) entered an order (the “Trial Court Receivership Order”), appointing Joseph T. Gardemal III (“Mr. Gardemal”) as receiver (the “Receiver”) of the General Partner, the GPB-managed partnerships, including the Partnership, and certain GPB affiliated entities, including Highline (collectively, the “Receivership Entities”). Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed the Trial Court Receivership Order (the “Receivership Order”), and the receivership (the “Receivership”) took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order the Partnership has been operating under the direction of the Receiver. Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers their duties include managing the Partnership. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership cash assets to investors and creditors of the Receivership Entities, including the Partnership (the “Distribution Plan”).

The Distribution Plan provides that distributions under the plan are to be made on a partnership-by-partnership basis and pursuant to the existing and agreed payment “waterfalls” set forth in the limited partnership agreement of the respective Receivership Entity. The EDNY Court’s order approving the Distribution Plan provides that the Receiver will retain “sole discretion to determine the timing, sequence, and size” of the distributions, and that certain excluded parties named therein are prevented from participating in the distributions, unless the otherwise ordered by the EDNY.

In accordance with the Distribution Plan the Receiver made the initial distribution on April 25, 2025 to investors in the Partnership of approximately $180.0 million was distributed to limited partners of the Partnership (the “Holdings II Limited Partners”).

The Receiver anticipates making additional rounds of distributions to investors in the GPB-managed partnerships, including the Partnership, as the Receivership progresses, remaining assets are liquidated, and claims involving third parties are pursued or resolved. However, the precise timing and amounts of subsequent distributions, if any, will depend on a number of factors, including the progress of the foregoing and the claims resolution process.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Plan of Liquidation

Prior to the Receivership taking effect, and concurrent with reaching an agreement in principle to sell the entirety of the Partnership’s 96% indirect ownership interests in HealthPrime international, LLC (“HealthPrime” or “HPI”), which was sold on January 19, 2024 for $190.0 million in net cash proceeds (the “HPI Transaction”), Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Partnership’s divestiture of its interest in HPI, and that no further plans to deploy capital in other investments were contemplated. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in adoption of the liquidation basis of accounting as of December 31, 2023.

The then-Highline Board of Directors (the “Former Highline Board”) formally approved the commencement of the Plan of Liquidation at the Former Highline Board meeting held on December 29, 2023. The Former Highline Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2023.

As described further above under “—Receivership and Distribution Plan,”, the Receivership took effect on December 3, 2024, and in accordance with the EDNY Court’s approval of the Distribution Plan on April 8, 2025, the Receiver made the Initial Distribution on April 25, 2025, of which approximately $180.0 million was distributed to the Holdings II Limited Partners. From December 3, 2024 through the date of this Quarterly Report on Form 10-Q (the “Form 10-Q”), the Partnership has been operating under the direction of the Receiver. No assurances can be provided that additional distributions and/or winding down will be completed by any date, and future changes to any such expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to the Partnership’s Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2026 is the best estimate for the expected liquidation completion date.

Basis of Presentation

As discussed below, on December 31, 2023, the Partnership transitioned to the liquidation basis of accounting. All periods presented in the Condensed Consolidated Financial Statements are prepared in accordance with the liquidation basis of accounting.

The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgment of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Form 10-K”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nature of Business

Prior to the sale of substantially all of the Partnership’s assets, we provided a range of strategic, operational and management resources to our subsidiaries, which were engaged in a number of diverse business activities, principally in technology-enabled services and energy.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2023, we believe new accounting pronouncements will not have a material impact on our Condensed Consolidated Financial Statements.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three months ended March 31, 2025.

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand and cash in bank accounts without restrictions. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of March 31, 2025, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of March 31, 2025, substantially all of the Partnership’s $12.5 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

Investment securities include Corporate Stock and U.S. Treasury Bills with original maturities on the date of purchase of greater than three months. As of March 31, 2025, $496.5 million was invested in U.S. Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as investment securities in the Condensed Consolidated Statements of Net Assets in Liquidation.

Escrow Receivable

As of March 31, 2025 and December 31, 2024, the Partnership has $8.9 million and $10.4 million in escrow receivable. The escrows are related to funds set aside relating to the 2023 dispositions of HPI, Experience Care, LLC (“Experience Care”) and Cantata Health, LLC (“Cantata”). During the three months ended March 31, 2025, the Partnership received $0.5 million and $0.8 million from the Experience Care escrow and HPI escrow, respectively. The Cantata escrow of $0.7 million is expected to be received before the end of 2025. The HPI escrow of $7.7 million is pending the resolution of litigation, see “TTA Consideration Holdings, LLC f/k/a ALN Medical Management, LLC v. HPI Holdings, LLC” in “Note 4. Commitments and Contingencies”.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, and GPB, including certain legal proceedings described in “Note 4. Commitments and Contingencies.” While we are defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the amount of available cash for operations as well as for future distributions, if any.

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

Our access to cash, cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents, and investment securities could adversely impact our ability to meet certain steps in our Plan of Liquidation, and pay distributions, among other things. Additionally, given our significant investment in U.S. Treasury Bills as of March 31, 2025, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the net realizable value of our remaining assets, estimates of direct costs incurred to complete the sale of such assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2023, we accrued receipts to be received and costs expected to be incurred during liquidation which is anticipated to be complete by December 31, 2026, no assurances however, can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	March 31, 2025	December 31, 2024
Total estimated receipts during remaining liquidation period	$9,221	$13,541
Total estimated costs of operations:
Selling, general and administrative expenses	(34,952)	(35,883)
Selling, general and administrative expenses - related party	(5,131)	(5,987)
Total estimated costs during remaining liquidation period	(40,083)	(41,870)
Liability for estimated costs in excess of estimated receipts during liquidation	$(30,862)	$(28,329)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2024 and March 31, 2025, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2024	Working Capital (3)	During Liquidation (4)	March 31, 2025
Assets:
Estimated receipts from investments (1)	$13,541	$(5,541)	$1,221	$9,221
Liabilities:
Corporate expenditures (2)	(41,870)	3,901	(2,114)	$(40,083)
Liability for estimated costs in excess of estimated receipts during liquidation	$(28,329)	$(1,640)	$(893)	$(30,862)

1.

Estimated net inflows from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities and the net realizable value of our remaining investments.

2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees relating to our corporate activities.

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Net change in working capital represents changes in assets and liabilities for the three months ended March 31, 2025, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the three months ended March 31, 2025, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $1.2 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the three months ended March 31, 2025, the Partnership revised its projection for legal and legal indemnification costs resulting in a net increase of $1.6 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to an expected appeal of the guilty verdict related to the Criminal Case, as defined below, (the “Appeal Process”), the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail in “Note 4. Commitment and Contingencies” and the timing and potential outcomes of the Appeal Process.

The remaining $0.5 million of changes in estimated future cash flows during liquidation relates primarily to the change in estimated future costs during liquidation for other various insignificant changes to corporate cost estimates.

4. Commitments and Contingencies

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Holdings II Limited Partners may need to fund the difference by refunding some or all distributions previously received.

During the three months ended March 31, 2025, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $1.6 million. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to the Appeal Process, the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail below and the timing and potential outcomes of the Appeal Process.

Legal indemnification expenses paid during the three months ended March 31, 2025 and 2024, were $2.2 million and $4.8 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may exceed our expectations, which may have a material adverse effect on our financial condition or liquidity in any future reporting period. Our General Partner is currently

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

paying legal costs associated with these actions for itself and certain indemnified parties. Subject to the Receiver’s and the EDNY Court’s approval, the Partnership may provide partial, or in many cases complete, reimbursement to the General Partner.

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

Regulatory and Governmental Matters

GPB and certain of its former principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to defend itself in court. These matters could have a material adverse effect on the Receivership estate (the “Receivership Estate”).

Federal Matters

On February 4, 2021, the SEC filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile (“Mr. Gentile”), Jeffry Schneider (‘Mr. Schneider”) and Jeffrey Lash (“Mr. Lash”) in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleged several violations of the federal securities laws, including securities fraud. The SEC was seeking disgorgement and civil monetary penalties, among other remedies.

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership.

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. On May 9, 2025, Mr. Gentile was sentenced to seven (7) years in prison and Mr. Schneider was sentenced to six (6) years in prison. The EDNY Court entered a judgment as to Mr. Gentile and Mr. Schneider on May 13, 2025. Additional penalties of forfeiture and restitution will be imposed at a later date. Mr. Lash’s sentencing is scheduled for June 11, 2025.

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

Stay of Litigation

Pursuant to the Receivership Order, “all existing or future civil legal proceedings of any nature, including, but not limited to, bankruptcy proceedings, arbitration proceedings, foreclosure actions, default proceedings, or other actions of any nature” involving the Receiver, Receivership Entities, or assets of the Receivership Estate are stayed and/or enjoined until further Order of the EDNY Court (see Receivership Order, Sec. VII.). Following reinstatement of the Receivership Order, a Notice of Receivership and Litigation Injunction (each, a “Stay Notice”) was filed with the court in each of the proceedings listed below.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Mr. Gentile, Mark D. Martino, and Mr. Schneider in the New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership was not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. The Plaintiffs brought causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. A Stay Notice was filed in this matter on January 7, 2025.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom C, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in the New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, Mr. Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Mr. Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. A Stay Notice was filed in this matter on January 7, 2025.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, Mr. Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Mr. Schneider in the New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. A Stay Notice was filed in this matter on January 7, 2025.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in the Delaware Court of Chancery to compel inspection books and records from GPB, the Partnership, GPB Holdings, GPB Automotive Portfolio, LP, and GPB Waste Management, LP. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. A Stay Notice was filed in this matter on January 16, 2025.

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

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.) (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, LP, GPB Waste Management, LP, Mr. Gentile, Mr. Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Mr. Schneider, AAS, Ascendant, and Axiom. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. A Stay Notice was filed in this matter on January 15, 2025. The Court entered an Order to Stay on January 17, 2025.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, Mr. Gentile, Mr. Lash, and Mr. Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

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

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, Mr. Gentile, Mr. Lash, and Mr. Schneider. The complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. A Stay Notice was filed in this matter on January 16, 2025.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Superior Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in the Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Automotive Portfolio, LP, the Partnership, GPB, Mr. Gentile, Roger Anscher, William Jacoby, Mr. Lash, Ascendant, Trevor Carney, Mr. Schneider, and DOES 1 - 15. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. A Stay Notice was filed in this matter on January 17, 2025. On February 7, 2025, the Court ordered that the action be stayed as to the GPB Defendants, pending further order of the Court.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, Mr. Gentile, Mr. Lash, AAS, Axiom, Mr. Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the Criminal Case against defendants Mr. Gentile and Mr. Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. On June 24, 2024, in response to a June 20, 2024 joint letter request filed by several parties to the case to stay all proceedings pending the preparation of a formal stipulation of settlement, a Magistrate Judge in the case entered an Order that all deadlines and proceedings related to the action are stayed with respect to all parties until further order of the court. On January 21, 2025, the Court acknowledged that, pursuant to the Receivership Order, this matter is stayed as against all GPB defendants. A Stay Notice was filed in this matter on January 7, 2025.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079). Only the Kinnie Ma case continued, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied defendants Mr. Gentile and Mr. Schneider’s motion to stay the case pending the resolution of the Criminal Case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related Criminal Case. On March 21, 2024, the District Judge denied Plaintiffs’ appeal of the Magistrate Judge’s order staying the case, and affirmed the order granting Defendants’ motion to stay. A Stay Notice was filed in this matter on January 7, 2025.

The Receiver is currently in discussions with representatives of the plaintiffs regarding a potential settlement of this matter. On May 2, 2025, the Receiver provided written notice to the EDNY Court that the Receiver intends, in the near future, to seek authorization from the EDNY Court to enter into such a potential settlement, based on an agreement in principle that is currently being finalized amongst the parties. Only if such a settlement is finalized will it be presented to the EDNY Court for approval and it will be also subject to approval by the United States District Court for the Western District of Texas.

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

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Plaintiff alleges that HPI Holdings, LLC (“HPI Holdings”) improperly refused to issue to plaintiff a so-called Synergy Earn Out payment that was required to be made per the terms of that certain January 1, 2023 Asset Purchase Agreement entered into between the plaintiff (as seller) and HPI Holdings (as buyer). Plaintiff contends that HPI Holdings is intentionally and wrongfully hindering plaintiff’s ability to be paid under the applicable agreements between the parties. Plaintiff seeks monetary damages in an amount calculated pursuant to the agreements at issue in the case, pre and post-judgment interest, and attorneys’ fees. HPI Holdings denies any wrongdoing in connection with the lawsuit and intends to vigorously defend itself against plaintiff’s claims. On November 22, 2024, the Court denied HPI Holdings’ motion to dismiss the case. On January 8, 2025, HPI Holdings filed a Stay Notice with the Court. On January 20, 2025, HPI Holdings filed a motion with the Court to Confirm Litigation Injunction. On February 28, 2025, the Court entered a stipulation, agreed to by the parties, to stay the Delaware action until such time as the EDNY Court determines whether HPI Holdings is subject to the litigation injunction under the Receivership Order.

Accrual for Litigation

The Partnership accrued $32.0 million of costs in connection with the potential settlements of actions asserted against the Partnership.  These accrued costs are presented as a component of accrued expenses, including the liability for estimated losses from legal matters on the accompanying Condensed Consolidated Statement of Net Assets as of March 31, 2025, with a corresponding amount presented as a change in accrued expenses, including the liability for estimated losses from legal matters on the accompanying Condensed Consolidated Statement of Changes in Net Assets.

Actions asserted by GPB

With respect to the actions listed below, the Receiver has opted to continue the litigation rather than stay it.

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in the New York State Supreme Court, Nassau County, against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any ruling in favor of the Partnership or potential losses associated with this matter cannot be determined or estimated at this time.

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

5. Related Party Transactions

FEES AND EXPENSES

The Partnership incurred the following related party fees and expenses:

GPB HOLDINGS II, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized Managerial Assistance Fee for providing managerial assistance services to the Partnership and its portfolio companies and equity method investees. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and Operations Support Services provided to the Partnership or its portfolio companies and equity method investees. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units, and 1.75% per annum for Class A-1 and B‑1 Units calculated on each Holdings II Limited Partner’s Gross Capital Contributions. GPB, under supervision and direction of the Receiver, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Holdings II Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to GPB H2 SLP, LLC, as defined below, and its affiliates that invest in the Partnership).

Managerial Assistance Fees paid during the three months ended March 31, 2025 and 2024 were $0.9 million and $1.8 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statement of Net Assets in Liquidation by a corresponding amount.

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

Partnership expenses paid during the three months ended March 31, 2025 and 2024 were $2.2 million and $6.0 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB H2 SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three months ended March 31, 2025 and 2024 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership paid operation service provider fee (“OSP”) fees to Highline for an annual amount agreed to by GPB and Highline, subject to the Former Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended March 31, 2025 and 2024 were $nil and $0.4 million, respectively. After the OSP fee payment in January 2024, management has suspended the payment of all future OSP fees from the Partnership until further notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our Distribution Plan, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on April 17, 2015 and commenced operations on June 1, 2015. The Partnership has sold substantially all of its assets and is now in receivership.

The General Partner, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the LPA. Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the terms of GPB’s limited liability company agreement. GPB has entered into a management services agreement with Highline, pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner. However, now that the Partnership is in receivership, GPB and Highline continue to act out their duties under supervision and direction of the Receiver.

OUR BUSINESS PRIOR TO THE DIVESTITURE OF SUBSTANTIALLY ALL OF THE PARTNERSHIP’S ASSETS

Prior to the divestiture of substantially all of the Partnership’s assets, our strategy, was to own and operate, in whole or in part, income producing, middle-market private companies primarily in North America which had a focus on owning and operating portfolio companies, primarily in technology-enabled services and energy, on a long-term basis with a goal of maximizing returns for our investors by improving performance of operations, thereby increasing the value of these companies. To accomplish our objectives, we owned controlling interests in operating companies and provided managerial expertise and working capital to develop the operations and enhance the overall value of the business. In other situations, we owned equity interests that enabled us to exercise significant influence but not control over the businesses.

Receivership

The Partnership is currently in receivership. As further described in “Item 1. Organization, Basis of Presentation and Other”, on December 8, 2023, the EDNY Court entered the Trial Court Receivership Order, appointing the Receiver for the Receivership Entities. Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the Receivership Order and the Receivership took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order the Partnership has been operating under the direction of the Receiver. Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers, their duties include managing the Partnership, including the wind-down thereof.

In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court the Distribution Plan.

On April 8, 2025, the EDNY Court entered an order to confirm and approve the Distribution Plan (the “Distribution Plan Order”), on which date the Distribution Plan became effective. Pursuant to the Distribution Plan, the Receiver became authorized to: (i) issue an initial distribution to investors in the Receivership Entities of up to $400.0 million of assets of the Receivership Entities (the “Initial Distribution”), (ii) maintain approximately $719.0 million in cash reserves amongst the Receivership Entities, (iii) establish a claims solicitation and resolution procedure for the each of the Receivership Entities’ investors and claimholders against the Receivership Entities, (iv) issue subsequent distributions to investors in the Receivership Entities (the “Subsequent Distributions”) to the extent that funds are available for that purpose, and (v) identify and pursue litigation against the Receivership Entities, and (vi) distribute proceeds from litigation based on harm to all Receivership Entities and proceeds from litigation based on harm to a specific Receivership Entity only to investors of that Receivership Entity.

The Distribution Plan provides that Initial and Subsequent Distributions under the Plan are to be made on a partnership-by-partnership basis and pursuant to the existing and agreed payment “waterfalls” set forth in the limited partnership agreement of the respective Receivership Entity. The EDNY Court’s order approving the Distribution Plan provides that the Receiver will retain “sole discretion to determine the timing, sequence, and size” of the Initial and Subsequent Distributions, and that certain excluded parties named therein are prevented from participating in the Initial and Subsequent Distributions, unless the otherwise ordered by the EDNY.

In accordance with the Distribution Plan the Receiver made the Initial Distribution on April 25, 2025 to investors in (i) GPB Automotive Portfolio, LP, (ii) Holdings II, and (iii) GPB Cold Storage, LP via check using the physical mailing addresses and other information in the applicable entity’s books and records. Of this amount, approximately $180.0 million was distributed to the Holdings II Limited Partners. Investors in all of the GPB-managed partnerships (other than those in GPB Automotive Income Fund, Ltd.) were mailed a “Notice of Determination” that included a calculation of their allowed claim and other information. In addition, investors and creditors in all of the GPB-managed partnerships were mailed the Claims Bar Date, to file a “proof of claim form,” should they desire to assert a different claim amount or dispute any other information in the notice of determination that they received. Any proof of claim that is not submitted by the Claims Bar Date, or in the proper form, is subject to disallowance.

The Receiver anticipates making additional rounds of distributions to investors in the GPB-managed partnerships, including the Partnership, as the Receivership progresses, remaining assets are liquidated, and claims involving third parties are pursued or resolved. However, the precise timing and amounts of subsequent distributions, if any, will depend on a number of factors, including the progress of the foregoing and the claims resolution process.

Plan of Liquidation

Prior to the Receivership taking effect, and concurrent with reaching an agreement in principle to sell the entirety of the Partnership’s 96% indirect ownership interests in HealthPrime, which was sold on January 19, 2024 for $190.0 million in net cash proceeds, Highline, on behalf of GPB, commenced the Plan of Liquidation. Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Partnership’s divestiture of its interest in HPI, and that no further plans to deploy capital in other investments were contemplated. In accordance with U.S. GAAP liquidation of the Partnership was thereby determined to be imminent, resulting in adoption of the liquidation basis of accounting as of December 31, 2023.

The Former Highline Board formally approved the commencement of the Plan of Liquidation at the Former Highline Board meeting held on December 29, 2023. The Former Highline Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2023.

On December 3, 2024, the Receivership took effect, and since that date through the date of this Form 10-Q, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court the Distribution Plan.

The Distribution Plan was approved by the EDNY Court in April 8, 2025. As set forth in the Distribution Plan, the Receiver made an initial distribution of $180.0 million on April 25, 2025 to Holdings II Limited Partners. No assurances can be provided that additional distributions and/or winding down will be completed by any date certain, and future changes to any such expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to the Partnership’s Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2026 is the best estimate for the expected liquidation completion date.

Results of Operations

In light of the adoption of liquidation basis of accounting as of December 31, 2023, we no longer consider our results of operations to be a key performance measure, and the results of operations for the current period are not comparable to the prior year periods. Hence, we no longer report changes in results of our operations.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of March 31, 2025, all significant non-cash assets have been liquidated. We had $12.6 million in cash on hand, cash equivalents, and $496.5 million in investment securities, consisting of U.S. Treasury Bills with a maturity date, at purchase, beyond three months, as of March 31, 2025. As a result of the EDNY Court’s approval of the Distribution Plan and the related winding up of the Partnership, the Partnership’s cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of the filing of this Form 10-Q.

Contractual Payment Obligations

As of March 31, 2025, there have been no material changes to the contractual payment obligations table included in the Form 10-K.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

There have been no material changes to the critical accounting policies and use of estimates since the filing of our Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

In connection with the preparation and filing of our prior reports on Form 10-K and Form 10-Q, we determined that there were material weaknesses in our internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The underlying circumstances that led to this conclusion were related in part to the events that led to the U.S. government’s criminal prosecution of Mr. Gentile and the governance changes that were required in response, and these matters contributed to our determination that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial accounting officer), as appropriate to allow timely decisions regarding required disclosure. We have continued to make this same determination in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed thereafter.

Since this initial determination was made, we have worked to address and remediate these ICFR and disclosure controls weaknesses, and we believe that they have been substantially addressed or eliminated through the sale of substantially all of our operations as of March 31, 2025. However, in view of the Partnership being in a process of liquidation (with no material non-cash assets left in its portfolio), and with the Partnership also now in Receivership, we have determined that it would not be in the best interests of the Partnership and the holders of its units to spend the resources on the third-party testing and monitoring processes that would be needed for us to finalize and confirm a conclusion that these weaknesses have been remediated and that our ICFR and disclosure controls and procedures are effective. As a result, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on the foregoing, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Note 4. Commitments and Contingencies” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Registrant (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1*	Status Report of Receiver to EDNY Court for quarterly period from January 1, 2025 through March 31, 2025.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: May 20, 2025